Form 10-Q
period 2011-04-30
FARMACIA Corp
filed 2011-06-22
CIK 1479000

10-Q FARMACIA CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-163815

FARMACIA CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	5912	98-0642409
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification #)

204/2 Alba Yulie Street. Suite 68

Kishineu, MD 2001, Moldova

Tel. 01137323523341

Fax (702)9385878

(Address, including zip code, and telephone number,

including area code, of registrants principal executive offices)

Business Filings Incorporated

6100 Neil Road, Suite 500

Reno, Nevada 89511

(608) 827-5300 (608) 827-5300

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of June 21,  2011.

FINANCIAL STATEMENTS

Farmacia Corporation

(Unaudited)

April 30, 2011

Farmacia Corporation

 (A Development Stage Company)

Balance Sheets

As of April 30, 2011 and October 31, 2010

(Unaudited)

	April 30, 2011	October 31, 2010

ASSETS

Current Assets

Cash	$ 22	$ 70

Total Assets	$ 22	$ 70

LIABILITIES AND STOCKHOLDERS’ DEFECIT

Current Liabilities

Accounts payable	$ 800	$ 2,500
Due to related parties	-	9,380
	800	11,880

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, $.00001 par value, 5,000,000 shares issued and outstanding	50	50

Additional paid-in capital	24,340	6,600

Deficit accumulated during the development stage	(25,168)	(18,460)

Total Stockholders’ Deficit	(778)	(11,810)

Total Liabilities and Stockholders’ Deficit	$ 22	$ 70

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation

 (A Development Stage Company)

Statements of Operations

For the Three and Six Months Ended April 30, 2011 and 2010

and from October 26, 2009 (Inception) Through April 30, 2011

(Unaudited)

	For The Three Months Ended April 30, 2011	For The Three Months Ended April 30, 2010	For The Six Months Ended April 30, 2011	For The Six Months Ended April 30, 2010	From October 26, 2009 (Inception) through April 30, 2011

Operating Expenses

Consulting services	$ 750	$ 750	$ 1,500	$ 1,500	$ 4,750
Rent	750	750	1,500	1,500	4,750
Legal and accounting	1,700	3,515	3,660	8,780	15,215
G&A expense	24	24	48	357	453

Total Expenses	3,224	5,039	6,708	12,137	25,168

Net Loss	$ (3,224)	$ (5,039)	$ (6,708)	$ (12,137)	$ (25,168)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation

 (A Development Stage Company)

Statements of Cash Flows

For the Six Months Ended April 30, 2011 and 2010

and from October 26, 2009 (Inception) Through April 30, 2011

 (Unaudited)

	For The Six Months Ended April 30, 2011	For The Six Months Ended April 30, 2010	From October 26, 2009 (Inception) through April 30, 2011
Operating Activities

Net loss	(6,708)	(12,137)	(25,168)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital, consulting services and rent expense	17,740	3,000	24,340

Changes in operating assets and liabilities

Changes in accounts payable	(1,700)	-	800
Changes in accounts payable – related party	(9,380)	9,105	-

Net Cash Provided by (Used in) Operating Activities	(48)	(32)	(28)

Financing Activities

Proceeds from the sale of common stock	-	50	50

Net Cash Provided by Financing Activities	-	50	50

Increase (decrease) in Cash	(48)	18	22

Cash – Beginning of Period	70	-	-

Cash – End of Period	22	18	22

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation

 (A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from October 26, 2009 (Inception) Through April 30, 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of founder’s shares	5,000,000	50	(50)	-	-
Donated services	-	-	500	-	500
Net loss	-	-	-	(775)	(775)
Balances at October 31, 2009	5,000,000	$ 50	$ 450	$ (775)	$ (275)
Issuance of founder’s shares	-	-	-	-	-
Donated services	-	-	6,150	-	6,150
Net loss	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	5,000,000	$ 50	$ 6,600	$ (18,460)	$ (11,810)
Issuance of founder’s shares	-	-	-	-	-
Donated services	-	-	17,740	-	17,740
Net loss (Unaudited)	-	-	-	(6,708)	(6,708)
Balances at April 30, 2011	5,000,000	$ 50	$ 24,340	$ (25,168)	$ (778)

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation

 (A Development Stage Company)

Notes to the Financial Statements

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Farmacia Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Affinity’s audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented havebeen reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Farmacia’s 2011 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Farmacia Corporation’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $25,168 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2011 all of which raise substantial doubt about Farmacia’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six month period ended April 30, 2011 the Company recognized a total of $3,000 for donated services provided by the President and Director of the Company.

During the six month period ended April 30, 2011 donated capital of $5,360 for accounting expenses paid by related party is included in additional paid in capital.

During the six month period ended April 30, 2011 the Company reclassified a related party accounts payable of $9,380 to donated capital and is included as additional paid in capital.

NOTE 4 - COMMON STOCK

Founders’ shares of 5,000,000 shares were issued in October 2009 at $0.0001 per share.

NOTE 5 – SUBSEQUENT EVENTS

There were no reportable subsequent events from April 30, 2011 through the date this report is filed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH AS A RESULT OF GENERAL ECONOMIC CONDITIONS AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. THE ANALYSIS SET FORTH BELOW IS PROVIDED PURSUANT TO APPLICABLE SECURITIES AND EXCHANGE COMMISSION REGULATIONS AND IS NOT INTENDED TO SERVE AS A BASIS FOR PROJECTIONS OF FUTURE EVENTS. REFER ALSO TO "CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS" AND "RISK FACTORS" BELOW.

The following discussion and analysis provides information which management of FARMACIA CORPORATION (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2011. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.

On May 19, 2011, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-163815, permitting us to offer up to 5,000,000 shares of common stock at $0.04 per share.

Our goal is to commence our operations. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering.  We believe that we will raise sufficient capital to begin our operations, and we believe that this could take up to 270 days from the date the Securities and Exchange Commission declares our offering effective.  We will not begin operations until we have closed this offering.  We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completion of the offering, we will lease a retail space, hire a pharmacist, obtaine a business license and begin to develop our website. We have reserved the domain name www.farmaciacorp.md for our website. We believe that our website can be fully operational within 90 days. We also intend to design and develop our “Farmacia Catalogue” which would advertise our product and our prices. In the beginning of our business operations we plan to advertise our business on the local billboards .

3.

After our website is established, we intend to begin to market our business to potential customers and investors through our website, our catalogue,  billboard advertisement and by personal contacts through Ms. Cudina, our president. Our catalogue would be designed and we will start delivering it to the mailboxes of the residents in the area of the city of Kishineu. After basic marketing is completed, we plan to lease the retail space in the city of Kishineu, Moldova.

Within 120 days after we complete our public offering, we should be in the position to establish our first pharmacy in Kishineu, Moldova.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are in development stage operations and have not yet generated any revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to our existing shareholders.

Results of operations

From Inception on October 26, 2009 to April 30, 2011

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of this registration statement.  We also prepared an internal business plan. Our loss since inception is $25,168 of which $4,750 is for rent, $4,750 is for consulting services, $453 is for G & A expense, and $15,215 is for legal and accounting expenses.  We have not yet started our proposed business operations and will not do so until we have completed this offering.  We expect to begin operations within 120 days after we complete this offering.

Since inception, we have issued 5,000,000 shares of common stock to our sole officer and director as founder’s shares.

Liquidity and capital resources

To meet our need for cash we are attempting to raise money from this offering.  We believe that we will be able to raise enough money through this offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced.  If we are unable to successfully attract customers to utilize our pharmacy operation, we may use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to continue our operations.  At present, we have not made any arrangements to raise additional capital, other than through this offering.

Our sole officer and director is willing to loan us money for our operations until this offering has been completed or until the offering period has expired. If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely.  If we raise the minimum amount of money from this offering, it will last one year.  Other than as described in this paragraph, we have no other financing plans.

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of April 30, 2011, our total assets were $ 22 and our total liabilities were $ 800.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2011, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-163815, permitting us to offer up to 5,000,000 shares of common stock at $0.04 per share. There is no underwriter involved in our public offering.

ITEM 6.

EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of June, 2011.

FARMACIA CORPORATION
(Registrant)
BY:	/s/ Irina Cudina
Irina Cudina, President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.