Form 10-Q
period 2011-07-31
FARMACIA Corp
filed 2011-09-19
CIK 1479000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-163815

FARMACIA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	5912	98-0642409
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification #)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of September 16, 2011.

ITEM 1.  FINANCIAL STATEMENTS

Farmacia Corporation
(Unaudited)

July 31, 2011

Farmacia Corporation
 (A Development Stage Company)
Balance Sheets
As of July 31, 2011 and October 31, 2010
(Unaudited)

	July 31, 2011	October 31, 2010
ASSETS

Current Assets

Cash	$34,186	$70

Total Assets	$34,186	$70

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIT)

Current Liabilities

Accounts payable	$1,050	$2,500
Due to related parties	-	9,380
Total liabilities	1,050	11,880

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, $.00001 par value, 6,000,000 and 5,000,000 shares issued and outstanding as of July 31, 2011 and October 31, 2010, respectively	60	50

Additional paid-in capital	65,830	6,600

Deficit accumulated during the development stage	(32,754)	(18,460)

Total Stockholders’ Equity (Deficit)	33,136	(11,810)

Total Liabilities and Stockholders’ Equity (Deficit)	$34,186	$70

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended July 31, 2011 and 2010
and from October 26, 2009 (Inception) Through July 31, 2011
(Unaudited)

	For The Three Months Ended July 31, 2011	For The Three Months Ended July 31, 2010	For The Nine Months Ended July 31, 2011	For The Nine Months Ended July 31, 2010	From October 26, 2009 (Inception) through July 31, 2011

Operating Expenses

Consulting services	$750	$750	$2,250	$2,250	$5,500
Rent	750	750	2,250	2,250	5,500
Legal and accounting	370	-	4,030	8,730	15,585
G&A expense	5,716	24	5,764	381	6,169

Total Expenses	7,586	1,524	14,294	13,611	32,754

Net Loss	$(7,586)	$(1,524)	$(14,294)	$(13,611)	$(32,754)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,321,196	5,000,000	5,108,242	5,000,000

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended July 31, 2011 and 2010
and from October 26, 2009 (Inception) Through July 31, 2011
 (Unaudited)

	For The Nine Months Ended July 31, 2011	For The Nine Ended July 31, 2010	From October 26, 2009 (Inception) through July 31, 2011
Operating Activities

Net loss	(14,294)	(13,611)	(32,754)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital, consulting services and rent expense	19,240	4,500	25,840

Changes in operating assets and liabilities

Changes in accounts payable	(1,450)	-	1,050
Changes in accounts payable – related party	(9,380)	9,061	-

Net Cash Provided by (Used in) Operating Activities	(5,884)	(50)	(5,864)

Financing Activities

Proceeds from the sale of common stock	40,000	50	40,050

Net Cash Provided by Financing Activities	40,000	50	40,050

Increase (decrease) in Cash	34,116	-	34,186

Cash – Beginning of Period	70	-	-

Cash – End of Period	34,186	-	34,186

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from October 26, 2009 (Inception) Through July 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of founder’s shares	5,000,000	50	(50)	-	-
Donated services	-	-	500	-	500
Net loss	-	-	-	(775)	(775)
Balances at October 31, 2009	5,000,000	$50	$450	$(775)	$(275)
Donated services	-	-	6,150	-	6,150
Net loss	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	5,000,000	$50	$6,600	$(18,460)	$(11,810)
Sale of Common Stock	1,000,000	10	39,990	-	40,000
Donated capital	-	-	14,740		14,740
Donated rent and services	-	-	4,500	-	4,500
Net loss	-	-	-	(14,294)	(14,294)
Balances at July 31, 2011	6,000,000	$60	$65,830	$(32,754)	$33,136

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Farmacia Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Farmacia’s audited 2010 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Farmacia’s 2011 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Farmacia Corporation’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $32,754 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2011 all of which raise substantial doubt about Farmacia’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2011 the Company recognized a total of $4,500 for donated services provided by the President and Director of the Company.

Donated capital for $5,360 of accounting expenses paid by related party is included in additional paid in capital.

Related party accounts payable of $9,380 reclassified to donated capital is included in additional paid in capital.

NOTE 4 - COMMON STOCK

Founder’s shares of 5,000,000 shares were issued in October 2009 at $0.00001 per share.

1,000,000 shares were issued to 30 shareholders in 2011 at $0.04 per share for proceeds of $40,000.

NOTE 5 – SUBSEQUENT EVENTS

There were no reportable subsequent events through the date this report was filed.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2011. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

On July 8, 2011 we closed our offering and sold 1,000,000 shares at $0.04 per share to 30 people raising $40,000 USD.

On July 21, 2011 we hired West Coast Stock Transfer Corp. of 2010 Hancock Street Ste. A, San Diego, CA 92110 to be our transfer agent.

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

2.
After completion of the offering, we will lease a retail space, hire a pharmacist, obtain a business license and begin to develop our website. We have reserved the domain name www.farmaciacorp.md for our website. We believe that our website can be fully operational within 90 days. We also intend to design and develop our “Farmacia Catalogue” which would advertise our product and our prices. In the beginning of our business operations we plan to advertise our business on the local billboards .

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

Results of operations

From Inception on October 26, 2009 to July 31, 2011

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of this registration statement.  We also prepared an internal business plan. Our loss since inception is $32,754 of which $5,500 is for rent, $5,500 is for consulting services, $6169 is for G & A expense, and $15,585 is for legal and accounting expenses.   We expect to begin operations within 120 days after completion of this offering.

Since inception, we have issued 5,000,000 shares of common stock to our sole officer and director as founder’s shares.  In addition we issued 1,000,000 as a result of our Initial Public Offering.

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

We issued 6,000,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of July 31, 2011, our total assets were $ 34,186 and our total liabilities were $ 1,050.

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

On July 8, 2011 we closed our offering and sold 1,000,000 shares at $0.04 per share raising $40,000 USD.

ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16 day of September, 2011

FARMACIA CORPORATION
(Registrant)
BY:	/s/ Irina Cudina
Irina Cudina,
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document