Form 10-K
period 2011-10-31
FARMACIA Corp
filed 2012-01-30
CIK 1479000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(Mark One)
☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
for the fiscal year ended October 31, 2011

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
for the transition period from _____to _____

COMMISSION FILE NUMBER: 333-163815

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

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class:	Name of Each Exchange on Which Registered:

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☒ No ☐

There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

As of January 30, 2012,  6,000,000 shares of common stock, $0.00001 par value per share, were outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our” and the “Company” mean Farmacia Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2011. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on October 26, 2009. We have not started operations. We are developing a website and also designing and developing our “Farmacia Catalogue” which both would advertise our products, services and our prices. Our catalogue would be delivered to all residents in the area. We plan to sell over the counter and prescription medications, supplements and provide services such as vaccination, cholesterol and blood pressure testing for our customers. We will be open from 8am to 10 pm 7 days per week. In the beginning of our business operations, we plan to advertise our business on the local billboards that will promote our business. We intend to open our first pharmacy in the city of Kishineu, Moldova.

Since all services such as legal, audit, accounting, Edgar services, stock transfer agent services are provided and will be provided to us by US based companies, it is easier for us to do business through US bank in order to pay for the above listed services provided to our company. We do not believe there would be any material currency or other risks we may face as a result of such usage as US banking institutions are one of the most reliable in the world. If necessary we may establish internet and telephone banking services. We plan to open a business account at a local Moldova bank for our retail pharmacy operations.

We have not yet generated any revenues and the only operation we have engaged in is the development of a business plan. Our business office is located at 204/2 Alba Yulie Street, Suite 68, Kishineu, Moldova. Our telephone number is 01137323523341. This is the office of our President, Irina Cudina. The rent of $250 per month is donated by our president Ms. Cudina and will not be repaid from the offering proceeds.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not yet begun operations and will not begin operations until we have completed this offering. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

Our Strategy

We intend to open a chain of pharmacies in different cities in Moldova. Currently, we do not have any customers or any contracts for our services. We also have not yet commenced any operations.

Target Market

The Republic of Moldova is a landlocked country, with more than three million inhabitants, in Eastern Europe, located between Romania to the west and Ukraine to the north, east and south. Moldova was formerly part of the Soviet Union and has been a Newly Independent State (NIS) since 1991. It is a densely populated country with about 54% of the population living in rural areas. Moldova has an economy which is in transition and is thus undergoing reform in various sectors including the health and social sectors.

Initially following independence Moldova inherited the Semashko health care model from the former Soviet Union, having a highly centralized structure with key decision making and planning taking place in the capital. The country’s health care system has since been decentralized into a regional system and since 1993 pharmacies were allowed to become privatized. Currently there is a mixed system of state and privately owned pharmacies. Official data indicates that there are about 1000 pharmacies putting the pharmacy to population ratio at 1:3000.

In Moldova the State provides a State Healthcare insurance program which comprises medical assistance financed from the funds of the obligatory medical assistance insurance. This is administered by the National Company of Medical Insurance.

We intend to target the city of Kishineu, Moldova which has a population of approximately 700,000 people. In our first year of operation, we plan to open one location. Customers will pay for our goods and services with cash or credit cards, picking them up from our pharmacy. The availability of goods including prescription and non-prescription medications will be easily accessible to our customers over the internet by going to our website. Our customers would have an option to view prescription records and purchase new prescription and non-prescription medications with the click of a button, by going to our website and shop online for a wide range of skin care, health and beauty products. The minimum space required for pharmacy operations is 50 m2. We would need approximately 30-60 days from the beginning of our marketing research to secure a retail space for the pharmacy and 30-60 days to start operations. There are some areas in Kishineu that does not have pharmacies close by. We plan to target those areas to minimize competition. We will try to minimize the competition by choosing our retail location as far as possible from other pharmacies.

Regulatory Requirements

To open a pharmacy we have to lease a retail space, hire a pharmacist and obtain the business license.
As part of the reform in the health sector, under the law on Evaluation and Accreditation in Health Care (2001) a process of accreditation for pharmacies has been set in motion. The accreditation of pharmacies falls under the responsibility of the National Accreditation Council which sets the required standards based on Good Pharmacy Practice Guidelines (GPP) issued by WHO.5 At present 338 pharmacies in Moldova have been accredited by the National Accreditation Council. Accreditation is not mandatory. There are a total of 308 pharmacies in Kishineu and only 142 are accredited. We believe that there are no significant benefits of getting the accreditation for the pharmacy and customers buy goods from both accredited and not accredited pharmacies. We do not plan on getting the accreditation in the first year of operation. The cost of getting accreditation in Moldova is 1,250 lei ($105 USD).

We believe that we would be able to meet all necessary regulatory requirements for our pharmacy including obtaining a business license, leasing the retail space and hiring a pharmacist with university diploma. In case we are not able to satisfy all applicable regulatory requirements, we would not be able to continue our operations and you will lose your investment.

Marketing

Initially, our services will be promoted by Ms. Cudina. She will discuss our services with her friends and business associates. We also anticipate utilizing other marketing avenues in our attempt to make our services known to the general public and attract potential customers. These marketing activities will be designed to inform potential customers about the benefits of using our services and may include the following: development and distribution of marketing literature; direct mail and email advertising; billboards advertisement and, promotion of our web site.

Farmacia Corporation intends to select a convenient pharmacy store location to capture a significant share of the market in front store merchandise, including over-the-counter medications, health and beauty aids, cosmetics and fragrances, seasonal products and everyday household essentials.

Our intention is to make health care a little easier for people with a lot going on. Our pharmacist would be trained to diagnose and treat common illnesses, minor injuries and skin conditions. We would offer health screenings, vaccinations and physicals to help people stay healthy all year round.

Our services would have many advantages over the existing pharmacies in Moldova. These advantages would include options to view prescription records and purchase new prescription and non-prescription medications with the click of a button, by going to our website and shop online for a wide range of skin care, health and beauty products.

Revenue

We intend to generate revenues by selling our goods and services. Therefore, we will require substantial start-up capital in order to setup our pharmacy and begin operations.
Irina Cudina, our president, will be devoting approximately 20 hours a week of her time to our operations. Once we begin operations Ms. Cudina has agreed to commit more time as required. Because Ms. Cudina will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Ms. Cudina. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

ITEM 1A. RISK FACTORS.

Risks associated with FARMACIA CORPORATION.

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We lack an operating history and have losses that we expect to continue into the future including substantial operational loses. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

Because our sole director and president is not a pharmacist and has no experience in pharmacy operations, we will have to hire qualified personnel. If we can' t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with starting and operating a pharmaceutical company, we will have to hire one or two qualified pharmacists with pharmaceutical degree to assist us. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management' s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

If we do not attract customers due to competition, we will not make a profit which ultimately will result in a cessation of operations.

We have no customers. We have not identified any customers and we cannot guarantee we ever will have any customers due to competition. We will have to compete with approximately three to seven local pharmacies that could be located in the area. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot attract customers and generate a profit, we will have to suspend or cease operations.

We are solely dependent upon the funds to be raised in our offering to start our business, the proceeds of which may be insufficient to achieve revenues. If we need additional funds and are unable to raise them we will have to terminate our operations.

If we do not make a profit, we may have to suspend or cease operations.

Since we are small and do not have much capital, we must limit marketing our services. The sale of goods and services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we do not operate profitably we might need to raise additional financing which might not be available. We do not know how much revenue we need to avoid additional financing. If we cannot operate profitably or we would not be able to raise additional financing we may have to suspend or cease operations.

We might require obtaining special licenses, or meeting special regulatory requirements before establishing our business.

We might require obtaining special licenses, or meeting special regulatory requirements before establishing our business, other than a business license. Currently we are unaware of any existing or proposed changes. If new government regulations, laws, or licensing requirements are passed that would restrict or eliminate delivery of any of our intended goods and services, then our business may suffer. For example, if we were required to obtain a new government issued license for the purpose of opening the pharmacy, then we may not be able to qualify for such a license. If such a new licensing requirements are passed, and we are not able to qualify, then our business would suffer.

Because we have only one officer and director who has no formal training in financial accounting and management, who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us. Also Ms. Cudina does not have prior experience in the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

We have only one officer and director. She has no formal training in financial accounting and management; however, she is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When the disclosure and accounting controls referred to above are implemented, she will be responsible for the administration of them. Should she not have sufficient experience, she may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment. Because Ms. Cudina does not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTY

Our offices are currently located at 204/2 Alba Yulie Street, Suite 68, Kishineu, Moldova. Our telephone number is 01137323523341. The rent of $250 per month is donated by Ms. Cudina.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information.

None.

Holders of Common Stock

We have 1 record holder of our common stock as of January 30, 2012. None of the securities held by our record holder have been registered for sale under the Securities Act of 1933, as amended

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company, at the current time, has no stock option plan or any equity compensation plans

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the Company’s financial statements with a narrative from the perspective of the Company’s management on its financial condition, results of operations, liquidity and certain other factors that may affect the Company’s future results. This section should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in this Annual Report

Executive Overview :

We are a development stage corporation and have not started operations and have not yet generated or realized any revenues.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin implementing and marketing our electronics rental services to our target markets.  We are working on developing the technical aspects of our website. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in this offering, it will last twelve months. The difference between the minimum and maximum amount relates to the website development; marketing and advertising; equipment and office furniture. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our business plan to potential customers.

We have only one officer and director. She is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, she will be responsible for the administration of the controls. Should she not have sufficient experience, she may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Results of operations

From Inception on October 26, 2009 to October 31, 2011

During this period we incorporated the company, hired an attorney, and hired an auditor . We also prepared an internal business plan. Our loss since inception is $37,151 of which $6,250 is for rent, $6,250 is for consulting services, $2,046 is for G & A expense, and $22,605 is for legal and accounting expenses. We have not yet started our proposed business as we are looking for obtaining a business license first. Since inception, we have issued a total of 6,000,000 shares of common stock.  5,000,000 of these shares of common stock were issued to our sole officer and director as founders shares and 1,000,000 of theses shares of common stock were issued in the Initial Public Offering for the total receipt of $40,000.

Liquidity and capital resources

To meet our need for cash we raised money in the initial public offering. We believe that we will be able to raise enough money through our offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our pharmacy operation, we may use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to continue our operations. At present, we have not made any arrangements to raise additional capital, other than through the offering.

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

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 6,000,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of October 31, 2011, our total assets were $32,736 and our total liabilities were $2,497.

CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended October 31, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements together with the report thereon of M&K CPAS, PLLC, for the years ended October 31, 2011and 2010, and the period from inception (October 1, 2009) through October 31, 2011, is set forth as follows:

FINANCIAL STATEMENTS

Farmacia Corporation
(A Development Stage Company)

October 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Farmacia Corporation

We have audited the accompanying balance sheet of Farmacia Corporation (a development stage company) as of October 31, 2011 and 2010 and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from October 26, 2009 (inception) through October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmacia Corporation as of October 31, 2011 and 2010, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 30, 2012

Farmacia Corporation
 (A Development Stage Company)
Balance Sheets
As of October 31, 2011 and October 31, 2010

	October 31, 2011	October 31, 2010

ASSETS

Current Assets

Cash	$32,736	$70

Total Assets	$32,736	$70

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$1,330	$2,500
Due to related parties	1,167	9,380
Total Liabilities	2,497	11,880

Stockholders’ Equity (Deficit)

Common stock, 75,000,000 shares authorized, $.00001 par value, 6,000,000 and 5,000,000 shares issued and outstanding, respectively	60	50

Additional paid-in capital	67,330	6,600

Deficit accumulated during the development stage	(37,151)	(18,460)

Total Stockholders’ Equity (Deficit)	30,239	(11,810)

Total Liabilities and Stockholders’ Equity (Deficit)	$32,736	$70

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statements of Operations
For the Years Ended October 31, 2011 and 2010
and from October 1, 2009 (Inception) Through October 31, 2011

	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	From October 1, 2009 (Inception) through October 31, 2011

Operating Expenses

Consulting services	$3,000	$3,000	$6,250
Rent	3,000	3,000	6,250
Legal and accounting	11,050	11,280	22,605
G&A expense	1,641	405	2,046

Total Expenses	18,691	17,685	37,151

Net Loss	$(18,691)	$(17,685)	$(37,151)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,333,014	5,000,000

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from October 1, 2009 (Inception) Through October 31, 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of founder’s shares	5,000,000	50	(50)	-	-
Donated services	-	-	500	-	500
Net loss	-	-	-	(775)	(775)
Balances at October 31, 2009	5,000,000	$50	$450	$(775)	$(275)
Donated services	-	-	6,150	-	6,150
Net loss	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	5,000,000	$50	$6,600	$(18,460)	$(11,810)
Shares issued for cash	1,000,000	10	39,990	-	40,000
Donated Capital and services	-	-	20,740	-	20,740
Net loss	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	6,000,000	$60	$67,330	$(37,151)	$30,239

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statements of Cash Flows
For the Years Ended October 31, 2011 and 2010
and from October 1, 2009 (Inception) Through October 31, 2011

	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	From October 1, 2009 (Inception) through October 31, 2011
Operating Activities

Net loss	(18,691)	(17,685)	(37,151)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Donated Capital, consulting services and rent expense	20,740	6,150	27,340

Changes in operating assets and liabilities

Changes in accounts payable	(1,170)	2,500	1,330
Changes in accounts payable – related party	(8,213)	9,105	1,167

Net Cash Provided by (Used in) Operating Activities	(7,334)	70	(7,314)

Financing Activities

Proceeds from the sale of common stock	40,000	-	40,050

Net Cash Provided by Financing Activities	40,000	-	40,050

Increase (decrease) in Cash	32,666	70	32,736

Cash – Beginning of Period	70	-	-

Cash – End of Period	32,736	70	32,736

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Farmacia Corporation was incorporated on October 26, 2009, under the laws of the State of Nevada, as a development stage company. The Company intends to commence operations as of December, 2011.

BASIS OF PRESENATATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2011 and 2010, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) ASC 915.  ASC 915 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10  “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Farmacia Corporation
 (A Development Stage Company)
Notes to the Financial Statements
(unaudited)
Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts owed to related parties. Pursuant to ASC 820-10, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has a net operating loss carried forward of $37,151 available to offset taxable income in future years which commence expiring in fiscal 2029.

Net deferred tax assets consist of the following components as of:

	2011	2010

Net operating loss carryforwards	$12,631	$6,276
Valuations allowance	(12,631)	(6,276)
Net deferred tax asset	$--	$--

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011 and 2010, and as such diluted EPS is equal to basic EPS.

  Farmacia Corporation
 (A Development Stage Company)
Notes to the Financial Statements
(unaudited)

At October 31, 2011, there were 5,333,014 weighted average number of shares outstanding and the loss per share, both basic and diluted, was $0.00.

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards ASC 718, Share-Based Payments, and Staff Accounting Bulletin ASC 825-10, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ASC 718, Accounting for Stock-Based Compensation, and ASC 505-50, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement ASC 718.

The Company did not grant any stock options or warrants during the period ended October 31, 2011 and 2010.

CREDIT RISK

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its material position or results of operations.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855-10 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855-10 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is February 10, 2011, the date on which the financial statements were issued.

In June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the requirements of the new standard in the third quarter of fiscal year 2009, and the adoption did not have a material impact on our financial statements.

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The guidance is effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption will have a material impact on its consolidated financial statements.

Farmacia Corporation
 (A Development Stage Company)
Notes to the Financial Statements
(unaudited)

In November 2009, the FASB issued an ASC regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASC clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASC No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ―Non-controlling Interests in Consolidated Financial Statements. If an entity has previously adopted the related guidance as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted the standards. The Company does not expect the adoption of this ASC to have a material impact on its consolidated financial statements.
In February 2010, FASB issued ASC No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASC 2010-13 Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades‖. ASC 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, ―Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades‖. ASC 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provision of ASC 2010-13 is not expected to have an impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASC 2010-20 “ Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses‖ which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. ASC 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

Farmacia Corporation’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $37,151 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2011 all of which raise substantial doubt about Farmacia’s ability to continue as a going concern.

Farmacia Corporation
 (A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

During the twelve month ended October 31, 2011 the Company recognized a total of $6,000 for donated services and rent provided by the President and Director of the Company.

Donated capital for $5,360 of accounting expenses paid by related party.

Related party accounts payable of $9,380 reclassified to donated capital as the related party no longer wished to be repaid the funds.

NOTE 4 - COMMON STOCK

1,000,000 shares were issued in 2011 at $0.04 per share for the total proceeds of $40,000.

The Company issued 5,000,000 shares of stock as founder’s shares to the President and Director of the Company on October 30, 2009.

NOTE 5 - SUBSEQUENT EVENTS

There were no reportable subsequent events through the date this report is filed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim periods up through the date the relationship ended.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of its executive officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the sole executive officer of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were ineffective.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluation the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources and benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future condition; over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of October 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financials officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31. 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of October 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of October 31, 2011, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) fo Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of October 31, 2011, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2011, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our sole director will serve until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one year and serves until her successor is duly elected and qualified, or until she is removed from office. Our board of directors has no nominating, or compensation committees. Our board of directors has only one member. It means that all board of directors decisions are made by our sole officer and director Ms. Cudina.

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions

Irina Cudina 204/2 Alba Yulie Street, Suite 68 Kishineu, Moldova MD 2001	29	President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, and the sole member of the Board of Directors

The person named above has held her offices/positions since the inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Background of our sole officer and director

Irina Cudina - President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and our sole director.

Since October 26, 2009, Ms. Cudina has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of our Board of Directors. Since August 2007 Ms. Cudina has been working as a president of advertising agency SRL “Pozitiv media” in Kishineu, Moldova. She is supervising 4 employees now. From August 2005 until July 2007 Ms. Cudina had been working as a marketing manager in a chine of stores “Techno Mir” in Kishineu. “Techno Mir” was a chain of electronic stores in Kishineu, Moldova. Ms. Cudina was a co-founder of the company that had up to 40 employees. In June 2005 Ms. Cudina has received her bachelor degree in economics and marketing from Slavic University, Kishineu Moldova. Ms. Cudina devotes approximately 20 hours per week to our operations, and will devote additional time as required. Ms. Cudina is not an officer or director of any other reporting company.

Audit Committee Financial Expert

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee. Our board of directors has only one member. It means that all board of directors decisions are made by our sole officer and director Ms. Cudina.

Conflicts of Interest

Ms. Cudina devotes approximately 20 hours per week to our Company. The only conflict that exists is Ms. Cudina’s devotion of time to other projects. We have no provisions for handling conflicts of interest should they arise in the future; however, Ms. Cudina has agreed not to engage in any business activity which conflicts with our activities.

Compliance With Section 16 (a) of the Exchange Act

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on October 26, 2009, through October 31, 2009 and through October 31, 2010 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation					Awards	Payouts
Securities
Names				Other	Under		Restricted		Other
Executive				Annual	Options/		Shares or		Annual
Officer and				Compen-	SARs		Restricted	LTIP	Compen-
Principal		Salary	Bonus	sation	Granted		Share/Units	Payouts	sation
Position	Year	(US$)	(US$)	(US$)	(#	)	(US$)	(US$)	(US$)

Irina Cudina	2010	0	0	0	0		0	0	0
President,
Secretary/Treasurer,	2011	0	0	0	0		0	0	0
Director

We do not have any employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin our operations.
The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our sole director does not receive any compensation for serving as a member of the board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of her position, if she acted in good faith and in a manner she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which she is to be indemnified, we must indemnify her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.
Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects their ownership assuming the sale of all of the shares in this offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
	Number of	Percentage of	After Offering	Ownership After
	Shares	Ownership	Assuming all of	the Offering
Name and Address	Before the	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	Offering	Offering	Sold	Shares are Sold

Irina Cudina	5,000,000	100.00%	10,000,000	50%
204/2 Alba Yulie Street, Suite 68
Kishineu, Moldova
MD 2001

 [1]The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of her direct stock holdings. Ms. Cudina is the only "promoter" of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we issued a total of 5,000,000 shares of restricted common stock to Irina Cudina, our sole officer and director. These shares represent 100% of our issued and outstanding shares. This represents the complete interest of our sole current shareholder prior to any future issuance of stock under this registration statement.

Further, Ms. Cudina has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of January 30, 2012, Ms. Cudina has advanced us $9,380 for our benefit. There is no due date for the repayment of the funds advanced by Ms. Cudina. The obligation to Ms. Cudina does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Cudina or the repayment of the funds to Ms. Cudina. The entire transaction was oral.

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended October 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-Q (“Audit Fees”),  (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended October 31, 2011	Year Ended October 31, 2010
Legal and Accounting Fees	$11,050	$11,280
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$11,050	$11,280

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30 day of January, 2012.

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