Form 10-Q
period 2012-01-31
FARMACIA Corp
filed 2012-03-16
CIK 1479000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of March 15, 2012.

ITEM 1.  FINANCIAL STATEMENTS

Farmacia Corporation
(Unaudited)

January 31, 2012

Farmacia Corporation
 (A Development Stage Company)
Balance Sheets
As of January 31, 2012 and October 31, 2011
(Unaudited)

	January 31, 2012	October 31, 2011

ASSETS

Current Assets

Cash	$26,709	$32,736

Total Assets	$26,709	$32,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$-	$1,330
Due to related parties	100	1,167
	100	2,497

Stockholders’ Equity (Deficit)

Common stock, 75,000,000 shares authorized, $.00001 par value, 6,000,000 shares issued and outstanding	60	60

Additional paid-in capital	68,830	67,330

Deficit accumulated during the development stage	(42,281)	(37,151)

Total Stockholders’ Equity (Deficit)	26,609	30,239

Total Liabilities and Stockholders’ Equity (Deficit)	$26,709	$32,736

See the accompanying summary of accounting policies and notes to the financial statements.

Farmacia Corporation
 (A Development Stage Company)
Statements of Operations
For the Three Months Ended January 31, 2012 and 2011
and from October 1, 2009 (Inception) Through  January 31, 2012
(Unaudited)

	For The Three Months Ended January 31, 2012	For The Three Months Ended January 31, 2011	From October 1, 2009 (Inception) through January 31, 2012

Operating Expenses

Consulting services	$750	$750	$7,000
Rent	750	750	7,000
Legal and accounting	3,630	1,960	26,235
G&A expense	-	24	2,046

Total Expenses	5,130	3,484	42,281

Net Loss	$(5,130)	$(3,484)	$(42,281)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	6,000,000	5,000,000

See the accompanying summary of accounting policies and notes to the financial statements.

Farmacia Corporation
 (A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended January 31, 2012 and 2011
and from October 1, 2009 (Inception) Through January 31, 2012
(Unaudited)

	For The Three Months Ended January 31, 2012	For The Three Months Ended January 31, 2011	From October 1, 2009 (Inception) through January 31, 2012
Operating Activities

Net loss	(5,130)	(3,484)	(42,281)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Donated Capital, consulting services and rent expense	1,500	1,500	28,840

Changes in operating assets and liabilities

Increase (decrease) in accounts payable	(1,330)	1,960	-
Increase (decrease) in accounts payable – related party	(1,067)	-	100

Net Cash Provided by (Used in) Operating Activities	(6,027)	(24)	(13,341)

Financing Activities

Proceeds from the sale of common stock	-	-	40,050

Net Cash Provided by Financing Activities	-	-	40,050

Increase (decrease) in Cash	(6,027)	(24)	26,709

Cash – Beginning of Period	32,736	70	-

Cash – End of Period	26,709	46	26,709

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements.

Farmacia Corporation
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from October 1, 2009 (Inception) Through January 31, 2012
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of founder’s shares	5,000,000	50	(50)	-	-
Donated services	-	-	500	-	500
Net loss	-	-	-	(775)	(775)
Balances at October 31, 2009	5,000,000	$50	$450	$(775)	$(275)
Donated services	-	-	6,150	-	6,150
Net loss	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	5,000,000	$50	$6,600	$(18,460)	$(11,810)
Shares issued for cash	1,000,000	10	39,990	-	40,000
Donated services	-	-	20,740	-	20,740
Net loss	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	6,000,000	$60	$67,330	$(37,151)	$30,239

Donated services	-	-	1,500	-	1,500
Net loss	-	-	-	(5,130)	(5,130)
Balances at January 31, 2012	6,000,000	$60	$68,830	$(42,281)	$26,609

See the accompanying summary of accounting policies and notes to the financial statements.

Farmacia Corporation
 (A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Farmacia Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Farmacia’s audited 2011 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Farmacia’s 2011 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Farmacia Corporation’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $42,281 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2012 all of which raise substantial doubt about Farmacia’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2012 the Company recognized a total of $1,500 for donated services provided by the President and Director of the Company.

NOTE 4 - COMMON STOCK

The Company issued 5,000,000 shares of common stock as founder’s shares to the President and Director of the Company on October 30, 2009.

The Company issued 1,000,000 shares of common stock in 2011 at $0.04 per share for total proceeds of $40,000.

NOTE 5 – SUBSEQUENT EVENTS

None.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2012. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of operations

From Inception on October 26, 2009 to January 31, 2012

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of the registration statement.  We also prepared an internal business plan. Our loss since inception is $42,281 of which $7,000 is for rent, $7,000 is for consulting services, $2,046 is for G & A expense, and $26,235 is for legal and accounting expenses. For the 3 months ended January 31, 2012 our loss is $5,130 of which $750 is for rent, $750 is for consulting services and $3,630 is for legal and accounting expenses.    For the 3 months ended January 31, 2011 our loss is $3,484 of which $750 is for rent, $750 is for consulting services, $24 is for G & A expense, and $1,960 is for legal and accounting expenses.

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

As of the date of this filing, we have yet to generate any revenues from our business operations.

We issued 6,000,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of January 31, 2012, our total assets were $ 26,709 and our total liabilities were $ 1,050.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15 day of March , 2012.

FARMACIA CORPORATION (Registrant)

By:	/s/ Irina Cudina
Irina Cudina
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document