Form 10-K/A
period 2011-10-31
FARMACIA Corp
filed 2012-05-29
CIK 1479000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information.

None.

Holders of Common Stock

We have 31 record holders of our common stock as of January 30, 2012.

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

Results of operations

From Inception on October 26, 2009 to October 31, 2011

During this period we incorporated the company, hired an attorney, and hired an auditor . We also prepared an internal business plan. Our loss since inception is $37,151 of which $6,250 is for rent, $6,250 is for consulting services, $2,046 is for G & A expense, and $22,605 is for legal and accounting expenses. We have not yet started our proposed business as we are looking for obtaining a business license first. Since inception, we have issued a total of 6,000,000 shares of common stock.  5,000,000 of these shares of common stock were issued to our sole officer and director as founders shares and 1,000,000 of these shares of common stock were issued in the Initial Public Offering for the total receipt of $40,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29 day of May, 2012.

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