Form 10-Q
period 2012-04-30
FARMACIA Corp
filed 2012-06-13
CIK 1479000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2012

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
YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of June 11, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Farmacia Corporation
(Unaudited)

April 30, 2012

Farmacia Corporation
 (A Development Stage Company)
Balance Sheets
As of April 30, 2012 and October 31, 2011
(Unaudited)

	April 30, 2012	October 31, 2011

ASSETS

Current Assets

Cash	$24,970	$32,736

Total Assets	$24,970	$32,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$-	$1,330
Due to related parties	100	1,167
	100	2,497

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, $.00001 par value, 6,000,000 shares issued and outstanding	60	60

Additional paid-in capital	70,330	67,330

Deficit accumulated during the development stage	(45,520)	(37,151)

Total Stockholders’ Deficit	24,870	30,239

Total Liabilities and Stockholders’ Deficit	$24,970	$32,736

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended April 30, 2012 and 2011
and from October 1, 2009 (Inception) Through  April 30, 2012
(Unaudited)

	For The Three Months Ended April 30, 2012	For The Three Months Ended April 30, 2011	For The Six Months Ended April 30, 2012	For The Six Months Ended April 30, 2011	From October 1, 2009 (Inception) through April 30, 2012

Operating Expenses

Consulting services	$750	$750	$1,500	$1,500	$7,750
Rent	750	750	1,500	1,500	7,750
Legal and accounting	1,739	1,700	5,369	3,660	27,974
G&A expense	-	24	-	48	2,046

Total Expenses	3,239	3,224	8,369	6,708	45,520

Net Loss	$(3,239)	$(3,224)	$(8,369)	$(6,708)	$(45,520)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	6,000,000	5,000,000	6,000,000	5,000,000

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended April 30, 2012 and 2011
and from October 1, 2009 (Inception) Through April 30, 2012
 (Unaudited)

	For The Six Month Ended April 30, 2012	For The Six Month Ended April 30, 2011	From October 1, 2009 (Inception) through April 30, 2012
Operating Activities

Net loss	(8,369)	(6,708)	(45,520)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital, consulting services and rent expense	3,000	17,740	30,340

Changes in operating assets and liabilities

Increase in accounts payable	(1,330)	(1,700)	-
Increase in accounts payable – related party	(1,067)	(9,380)	100

Net Cash Provided by (Used in) Operating Activities	(7,766)	(48)	(15,080)

Financing Activities

Proceeds from the sale of common stock	-	-	40,050

Net Cash Provided by Financing Activities	-	-	40,050

Increase (decrease) in Cash	(7,766)	(48)	24,970

Cash – Beginning of Period	32,736	70	-

Cash – End of Period	24,970	22	24,970

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from October 1, 2009 (Inception) Through April 30, 2012
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of founder’s shares	5,000,000	50	(50)	-	-
Donated services	-	-	500	-	500
Net loss	-	-	-	(775)	(775)
Balances at October 31, 2009	5,000,000	$50	$450	$(775)	$(275)
Donated services	-	-	6,150	-	6,150
Net loss	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	5,000,000	$50	$6,600	$(18,460)	$(11,810)
Shares issued for cash	1,000,000	10	39,990	-	40,000
Donated services	-	-	20,740	-	20,740
Net loss	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	6,000,000	$60	$67,330	$(37,151)	$30,239
Donated services	-	-	3,000	-	3,000
Net loss	-	-	-	(8,369)	(8,369)
Balances at April 30, 2012	6,000,000	$60	$70,330	$(45,520)	$24,870

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

NOTE 2 - GOING CONCERN

Farmacia Corporation’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $45,520 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2012 all of which raise substantial doubt about Farmacia’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six month ended April 30, 2012 the Company recognized a total of $3,000 for donated services provided by the President and Director of the Company.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended October 31, 2011. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

2.
After completion of the offering, we will lease a retail space, hire a pharmacist, obtain a business license and begin to develop our website. We have reserved the domain name www.farmaciacorp.md for our website. We believe that our website can be fully operational within 90 days. We also intend to design and develop our “Farmacia Catalogue” which would advertise our product and our prices. In the beginning of our business operations we plan to advertise our business on the local billboards.

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

Results of operations

From Inception on October 26, 2009 to April 30, 2012

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of the registration statement.  We also prepared an internal business plan. Our loss since inception is $45,520 of which $7,750 is for rent, $7,750 is for consulting services, $2,046 is for G & A expense, and $27,974 is for legal and accounting expenses. For the 3 months ended April 30, 2012 our loss is $3,239 of which $750 is for rent, $750 is for consulting services and $1,739 is for legal and accounting expenses. For the 6 months ended April 30, 2012 our loss is $8,369 of which $$1,500  is rent, $1500 is for consulting services and $$5,369 for legal and accounting expenses.

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

As of the date of the prospectus, we have yet to generate any revenues from our business operations.

We issued 6,000,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of April 30, 2012, our total assets were $ 24,970 and our total liabilities were $100.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this  day of June 11, 2012

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