Form 10-Q
period 2012-07-31
FARMACIA Corp
filed 2012-09-14
CIK 1479000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of Sep. 06, 2012.

ITEM 1.  FINANCIAL STATEMENTS

Farmacia Corporation
(Unaudited)

July 31, 2012

Farmacia Corporation
 (A Development Stage Company)
Balance Sheets
As of July 31, 2012 and October 31, 2011
(Unaudited)

	July 31, 2012	October 31, 2011

ASSETS

Current Assets

Cash	$16,067	$32,736

Total Assets	$16,067	$32,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$-	$1,330
Due to related parties	100	1,167
	100	2,497

Stockholders’ Equity

Common stock, 75,000,000 shares authorized, $.00001 par value, 6,000,000 shares issued and outstanding	60	60

Additional paid-in capital	71,830	67,330

Deficit accumulated during the development stage	(55,923)	(37,151)

Total Stockholders’ Equity	15,967	30,239

Total Liabilities and Stockholders’ Equity	$16,067	$32,736

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended July 31, 2012 and 2011
and from October 1, 2009 (Inception) Through  July 31, 2012
(Unaudited)

	For The Three Months Ended July 31, 2012	For The Three Months Ended July 31, 2011	For The Nine Months Ended July 31, 2012	For The Nine Months Ended July 31, 2011	From October 1, 2009 (Inception) through July 31, 2012

Operating Expenses

Consulting services	$750	$750	$2,250	$2,250	$8,500
Rent	750	750	2,250	2,250	8,500
Legal and accounting	7,735	5,370	13,104	9,030	35,709
G&A expense	1,168	716	1,168	764	3,214

Total Expenses	10,403	7,586	18,772	14,294	55,923

Net Loss	$(10,403)	$(7,586)	$(18,772)	$(14,294)	$(55,923)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	6,000,000	5,321,196	6,000,000	5,108,242

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended July 31, 2012 and 2011
and from October 1, 2009 (Inception) Through July 31, 2012
(Unaudited)

	For The Nine Month Ended July 31, 2012	For The Nine Month Ended July 31, 2011	From October 1, 2009 (Inception) through July 31, 2012
Operating Activities
Net loss	(18,772)	(14,294)	(55,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated Capital, consulting services and rent expense	4,500	19,240	71,830
Changes in operating assets and liabilities
Decrease in accounts payable	(1,330)	(1,450)	-
Decrease in accounts payable – related party	(1,067)	(9,380)	100

Net Cash Provided by (Used in) Operating Activities	(16,669)	(5,884)	16,007

Financing Activities
Proceeds from the sale of common stock	-	40,000	60

Net Cash Provided by Financing Activities	-	40,000	60

Increase (decrease) in Cash	(16,669)	34,116	16,067
Cash – Beginning of Period	32,736	70	-

Cash – End of Period	16,067	34,186	16,067

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Farmacia Corporation
 (A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from October 1, 2009 (Inception) Through July 31, 2012
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of founder’s shares	5,000,000	50	(50)	-	-
Donated services	-	-	500	-	500
Net loss	-	-	-	(775)	(775)
Balances at October 31, 2009	5,000,000	$50	$450	$(775)	$(275)
Donated services	-	-	6,150	-	6,150
Net loss	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	5,000,000	$50	$6,600	$(18,460)	$(11,810)
Shares issued for cash	1,000,000	10	39,990	-	40,000
Capital and Donated services	-	-	20,740	-	20,740
Net loss	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	6,000,000	$60	$67,330	$(37,151)	$30,239
Donated services	-	-	4,500	-	4,500
Net loss	-	-	-	(18,772)	(18,772)
Balances at July 31, 2012	6,000,000	$60	$71,830	$(55,923)	$15,967

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

NOTE 2 - GOING CONCERN

Farmacia Corporation’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $55,923 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2012 all of which raise substantial doubt about Farmacia’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine month period ended July 31, 2012 the Company recognized a total of $4,500 for donated services provided by the President and Director of the Company and a total of $100 due to related party.

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

On July 21, 2011 we hired West Coast Stock Transfer Corp. of 2010 Hancock Street Ste. A, San Diego, CA 92110 to be our transfer agent.

Our goal is to commence our operations. We intend to accomplish the foregoing through the following milestones:

1.
We plan to lease a retail space, hire a pharmacist  and begin to develop our website. We have reserved the domain name www.farmaciacorp.md for our website. We believe that our website can be fully operational within 90 days. We also intend to design and develop our “Farmacia Catalogue” which would advertise our product and our prices. In the beginning of our business operations we plan to advertise our business on the local billboards .

2.
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

By the end of this year we should be in the position to establish our first pharmacy in Kishineu, Moldova.

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

Results of operations

From Inception on October 26, 2009 to July 31, 2012

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of the registration statement.  We also prepared an internal business plan. Our loss since inception is $55,923 of which $8,500 is for rent, $8,500 is for consulting services, $3,214 is for G & A expense, and $35,709 is for legal and accounting expenses. For the 3 months ended July 31, 2012 our loss is $10,403 of which $750 is for rent, $750 is for consulting services and $7,735 is for legal and accounting expenses. For the 9 months ended July 31, 2012 our loss is $18,772 of which $2,250  is rent, $2,250 is for consulting services and $13,104 for legal and accounting expenses.

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

As of July 31, 2012, our total assets were $ 16,067 and our total liabilities were $ 100.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this day of September 13, 2012

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