Form 10-K
period 2012-10-31
American Copper Corp.
filed 2013-01-30
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2012

Or

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 333-163815

American Copper Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0642409
(State or other jurisdiction of organization)	(IRS Employer Identification #)

1600 Broadway, Suite 1600

Denver, Colorado 80202

(Address of principal executive offices)(Zip Code)

Tel. (303)386-7203

Registrant's telephone number, including area code

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☒ No ☐

There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

As of January 30, 2013, 69,300,000 shares of common stock, $0.00001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to American Copper Corp. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview

The Company was incorporated in the State of Nevada on October 26, 2009. We have not started operations. From inception, we were engaged in the development of a website and also the design and development of our catalogue to sell over the counter and prescription medications, supplements and provide services. Recently, our management has undertaken a change in its focus and we are now engaged in the acquisition, exploration and development of copper, other base metals and mineral mining properties.

On December 17, 2012, the Company, Irina Cudina (the “Seller”) and Alexander Stanbury (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Seller, 36,300,000 shares of common stock, par value $0.00001 per share, of the Company (the “Shares”), representing approximately 52% of the issued and outstanding shares of the Company, for an aggregate purchase price of $40,000 (the “Purchase Price”) (the “Stock Purchase”).

On December 17, 2012, the board of directors of the Company (the “Board”) and the stockholders of the Company (the “Shareholders”) accepted the resignation of Irina Cudina and appointed Alexander Stanbury on to serve as the President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole director of the Company.

To reflect the change in strategy to focus on the exploration business, on December 27, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “Farmacia Corporation” to “American Copper Corp.”

On January 4, 2013, we effected a 33-for-1 forward stock split for our common stock (the “Forward Split”). Except as otherwise indicated, all of the share and per share information referenced in this Report has been adjusted to reflect the Forward Split of our common stock.

The Company's office is located at 1600 Broadway, Suite 1600, Denver, Colorado, 80202. The Company's telephone number is: (303)386-7203.

Strategy

The Company’s strategy is to seek out and acquire, in whole or in part, early stage and grass roots exploration targets for Base Metals and other Minerals. The Company intends to keep initial entry costs to a minimum and will aim to add significant value to the prospects by undertaking carefully budgeted and tailored exploration programs.

Depending on the results of such exploration programs the Company will then evaluate the economic viability of the project, leading to a decision as to whether it should, amongst other things, abandon the prospect, attempt to raise further capital for further exploration / development or potentially seek an industry partner for the project.

Competition

We intend to engage in the acquisition, exploration, and development of copper and other mineral deposits. As such, we compete with other copper exploration and development companies for financing and for the acquisition of new properties. We will also be competing with companies in obtaining exploration licenses. The copper and mineral deposit exploration companies with whom we compete may have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of exploration properties of merit, on exploration of their mineral properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of such properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral property.

Government Regulations

The Company’s planned copper and mineral deposit exploration activities in all operating areas are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Research and Development

We have not incurred any research and development expenditures over the past two fiscal years.

Employees

We do not currently have any employees other than Alex Stanbury, our sole officer and director. Over the next 12 months, we intend to engage consultants to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs as well as potentially hiring a Vice President of exploration.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Headquarters and Administration Offices

Our offices are currently located at 1600 Broadway, Suite 1600, Denver, Colorado 80202. Our telephone number is (303)386-7203.

Mining Properties

We do not currently own, operate or intend to own any specific mine, plants or other significant properties.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine Safety and Health Administration Regulations

We do not currently own any exploration properties, and as such, are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and HealthAct of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DoddFrank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended October 31, 2012, despite the fact American Copper Corp. is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Public Market for Common Stock

Our common stock is listed on the OTCBB as of July 5, 2012, under the symbol “AMCU.” To date there has been no trading of our Common Stock.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Common Stock

We have 26 record holders of our common stock as of January 30, 2013.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company, at the current time, has no stock option plan or any equity compensation plans.

Registration Rights

We have not granted registration rights to any shareholders or to any other persons.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Note Regarding Forward Looking Statements.”

Overview

We are an exploration stage corporation and have not started operations and have not yet generated or realized any revenues.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues or profits. Recently, our management has undertaken a change in its focus and is now engaged in the acquisition, exploration and development of copper, other base metals and mineral mining properties. We are not anticipated to start generating revenues for the foreseeable future until we have acquired, explored and developed copper and other base metals and mineral mining properties. All of which may not occur successfully.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are an early exploration stage company and have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. There is no guarantee that we will find economic mineral deposits

Results of Operations

Comparison of the year ended October 31, 2011 and 2012

The following table presents the statement of operations for the year ended October 31, 2012 as compared to the comparable period of the year ended October 31, 2011. The discussion following the table is based on these results.

	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011
Operating Expenses

Consulting services	$3,000	$3,000
Rent	3,000	3,000
Legal and accounting	29,349	11,050
General and administrative	1,184	1,641

Total Expenses	36,533	18,691

Net Loss	$(36,533)	$(18,691

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Operating Expenses

For the years ended October 31, 2012 and 2011 we incurred operating expenses in the amount of $36,533 and $18,691 respectively. The increase in expenses was the result of an increase in legal and accounting fees from $11,050 for the year ended October 31, 2011 to $29,349 for the year ended October 31, 2012.

From Inception on October 26, 2009 to October 31, 2012

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of SEC filings. We also prepared an internal business plan. Our loss since inception is $73,684 of which $9,250 is for rent, $9,250 is for consulting services, $3,230 is for general and administrative expense, and $51,954 is for legal and accounting expenses. We have not yet started our proposed business.

Liquidity and Capital Resources

Currently the Company has no operations and no salaried employees, so requires very limited resources. In due course, should the Company require capital for acquisition of licenses and/or for exploration we will need to raise additional capital. There is no guarantee that the Company will be able to raise further capital. At present, we have not made any arrangements to raise additional capital.

If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues.

As of October 31, 2012, we had issued a total of 198,000,000 shares of common stock.  165,000,000 of these shares of common stock were issued to our sole officer and director as founders shares and 33,000,000 of these shares of common stock were issued in the Initial Public Offering for the total receipt of $40,000. The shares of common stock were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of October 31, 2012, American Copper Corporation had issued 198,000,000 common shares.

As of October 31, 2012, our total assets were $816 and our total liabilities were $1,110.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended October 31, 2012.

Subsequent Events

On December 17, 2012, the Company, Irina Cudina (the “Seller”) and Alexander Stanbury (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Seller, 36,600,000 shares of common stock, par value $0.00001 per share, of the Company (the “Shares”), representing approximately 52% of the issued and outstanding shares of the Company, for an aggregate purchase price of $40,000 (the “Purchase Price”) (the “Stock Purchase”). Prior to the closing of the Stock Purchase Agreement, Seller was our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, sole director, and majority shareholder.

On December 17, 2012, in connection with the Stock Purchase Agreement, Irina Cudina submitted to the Company a resignation letter pursuant to which she resigned from her positions as President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and member of the board of directors of the Company. Ms. Cudina’s resignation was not a result of any disagreements relating to the Company’s operations, policies or practices.

On December 17, 2012, the board of directors of the Company (the “Board”) and the stockholders of the Company (the “Shareholders”) accepted the resignation of Irina Cudina and appointed Alexander Stanbury on to serve as the President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and director of the Company.

On January 4, 2013, we effected a forward stock split of our common stock such that such that each lot of one (1) issued and outstanding share of Common Stock shall be exchanged for thirty-three (33) shares of Common Stock, payable to all holders of record of the Common Stock as of December 27, 2012 (the “Forward Split”). As a result, the issued and outstanding shares of common stock of the Company will increase from 2,100,000 shares prior to the Forward Split to 69,300,000 shares following the Forward Split. All share and per share amounts have been restated retroactively for the impact of the splits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

American Copper Corporation

(An Exploration Stage Company)

October 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Copper Corporation

We have audited the accompanying balance sheet of American Copper Corporation (an exploration stage company) as of October 31, 2012 and 2011 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from October 26, 2009 (inception) through October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Copper Corporation as of October 31, 2012, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 30, 2013

American Copper Corporation

(An Exploration Stage Company)

Balance Sheets

October 31, 2012 and 2011

	October 31, 2012	October 31, 2011

ASSETS

Current Assets
Cash	$816	$32,736

Total Assets	$816	$32,736

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$1,110	$1,330
Due to Directors	-	1,167
Total Liabilities	1,110	2,497
Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 198,000,000 shares issued and outstanding for October 31, 2012 and 2011)	1,980	1,980
Additional paid-in capital	71,410	65,410

Deficit accumulated during the exploration stage	(73,684)	(37,151)

Total Stockholders’ Equity (Deficit)	(294)	30,239

Total Liabilities and Stockholders’ Equity (Deficit)	$816	$32,736

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corporation

(An Exploration Stage Company)

Statements of Operations

For the Fiscal Years Ended October 31, 2012 and 2011

and from October 1, 2009 (Inception) to October 31, 2012

	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Inception October 1, 2009 (Inception) through October 31, 2012

Operating Expenses

Consulting services	$3,000	$3,000	$9,250
Rent	3,000	3,000	9,250
Legal and accounting	29,349	11,050	51,954
General and administrative	1,184	1,641	3,230

Total Expenses	36,533	18,691	73,684

Net Loss	$(36,533)	$(18,691)	$(73,684)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	198,000,000	175,989,452

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corporation

(An Exploration Stage Company)

Statements of Cash Flows

For the Fiscal Years Ended October 31, 2012 and 2011

and Inception October 1, 2009 to October 31, 2012

	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Inception December 29, 2010 to October 31, 2012

Operating Activities

Net loss	$(36,533)	$(18,691)	$(73,684)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	6,000	20,740	33,340

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(220)	(1,170)	1,110
Due to directors	(1,167)	(8,213)	-

Net Cash Used in Operating Activities	(31,920)	(7,334)	(39,234)

Financing Activities

Proceeds from the sale of common stock	-	40,000	40,050
Net Cash Provided by Financing Activities	-	40,000	40,050

Increase (Decrease) in Cash	(31,920)	32,666	816

Cash - Beginning of Period	32,736	70	-

Cash - End of Period	$816	$32,736	$816

Supplemental Disclosure of Cash Flow Information

Interest	$-	$-	$-
Income taxes	$-	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corporation

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficit

From Inception, October 1, 2009, to October 31, 2012

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance at October 1, 2009	-	$-	$-	$-	$-
Issuance of founder’s share	165,000,000	1,650	(1,650)	-	-
Donated services	-	-	500	-	500
Net loss	-	-	-	(775)	(775)
Balances at October 31, 2009	165,000,000	1,650	(1,150)	(775)	(275)
Donated services	-	-	6,150	-	6,150
Net loss	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	165,000,000	1,650	5,000	(18,460)	(11,810)
Shared issued for cash	33,000,000	330	39,670	-	40,000
Donated capital and services	-	-	20,740	-	20,740
Net loss	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	198,000,000	1,980	65,410	(37,151)	30,239
Donated services	-	-	6,000	-	6,000
Net loss	-	-	-	(36,533)	(36,533)
Balances at October 31, 2012	198,000,000	$ 1,980	$71,410	$(73,684)	$(294)

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

The Company was incorporated on October 26, 2009 in the State of Nevada. The Company is developing a website and designing a catalogue which would advertise and sell the products and services of the Company. Products consist of over the counter and prescription medications, supplements and provide services such as vaccination, cholesterol and blood pressure testing for customers. On December 27, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation to change our name from “Farmacia Corporation” to “American Copper Corporation.” The Company’s management has undertaken a change in its focus and is now engaged in the acquisition, exploration and development of copper, other base metals and mineral mining properties.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies American Copper Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should American Copper Corporation be unable to continue as a going concern.  As at October 31, 2012 American Copper Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $73,684 since inception.  The continuation of American Copper Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of American Copper Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the American Copper Corporation’ ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is October 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us July differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2012 or October 31, 2011.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as a development stage company.

American Copper Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2012 and 2011, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2012 and 2011. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS - In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

American Copper Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 3 -INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   The company does not have any uncertain tax positions.

The Company currently has net operating loss carryforwards aggregating $73,684 (2011: $37,151), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2012:

	2012	2011
Deferred tax assets	$25,053	$12,631
Valuation allowance for deferred tax assets	(25,053)	(12,631)
Net deferred tax assets	$-	$-

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

American Copper Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 4 – FAIR VALUE MEASUREMENTS – Continued

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2012 and 2011:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended October 31, 2012 the Company recognized a total of $6,000 (2011: $6,000) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of October 31, 2012, the director has advanced a total of $0 (2011: $1,167).

American Copper Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 6 - COMMON STOCK

1,000,000 shares (33,000,000 shares post Forward Split) were issued in 2011 at $0.04 per share for the total proceeds of $40,000.

The Company issued 5,000,000 shares (165,000,000 shares post Forward Split) of stock as founder’s shares to the President and Director of the Company on October 30, 2009.

As of October 31, 2012, American Copper Corporation had issued common shares 6,000,000 (198,000,000 common shares post Forward Split).

NOTE 7 – SUBSEQUENT EVENTS

On November 19, 2012, Irina Cudina cancelled 3,900,000 shares of common stock (128,700,000 shares post Forward Split) (the “Share Cancellation”). Following the Share Cancellation, Ms. Cudina held 1,100,000 shares of common stock (36,300,000 shares post Forward Split).

On November 28, 2012, the Company filed an Amendment to its Articles of Incorporation for a 33 for 1 forward stock split (the “Forward Split”).

On November 28, 2012 On December 17, 2012, the Company, Irina Cudina (the “Seller”) and Alexander Stanbury (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Seller, 1,100,000 shares of common stock (36,300,000 post , par value $0.00001 per share, of the Company (the “Shares”), representing approximately 52% of the issued and outstanding shares of the Company, for an aggregate purchase price of $40,000 (the “Purchase Price”) (the “Stock Purchase”).

On December 17, 2012, the board of directors of the Company (the “Board”) and the stockholders of the Company (the “Shareholders”) accepted the resignation of Irina Cudina and appointed Alexander Stanbury on to serve as the President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and director of the Company.

On December 27, 2012, we filed a Certificate of Amendment to our Articles of Incorporation to change the name of the Company from “Farmacia Corporation” to “American Copper Corporation.”

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

As of October 31, 2012, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financials officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31. 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of October 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of October 31, 2012, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) fo Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. Our Board of Directors has no nominating, or compensation committees. Our Board of Directors has only one member. It means that all Board of Directors decisions are made by our sole officer and director Mr. Stanbury.

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions

Alexander Stanbury	34	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and the sole member of the Board of Directors

The person named above has held his offices/positions since December 17, 2012 and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our sole officer and director

Alexander Stanbury, 34, President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director. Alexander Stanbury represents executive strengths across the fields of business development and consultation, corporate finance and the Natural Resources sector. In 2011, Mr. Stanbury founded HASS Advisors Limited. Drawing on his experience and training, the consultancy firm provides guidance and connections to business leaders regarding growth strategies, project finance, and raising capital through private and public placements. Mr. Stanbury's prior corporate finance consultancy experience includes the origination and syndication of both private and public placements for companies within the Natural Resources sector for the boutique merchant bank Prosdocimi Limited. Earlier in his career, Mr. Stanbury served as Associate Director with the London-based investment bank Dawnay, Day Corporate Finance Limited, where he specialized in equity capital markets, M&A, and providing financial advisory services including research, analysis and transaction structuring and execution. Mr. Stanbury also gained hedge fund management experience through his time at the New York-based firm Lindemann Capital Partners LLP, and received training from the New York Institute of Finance.

Audit Committee Financial Expert

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee. Our Board of Directors has only one member. It means that all Board of Directors decisions are made by our sole officer and director Mr. Stanbury.

Code of Ethics

We have not adopted a code of ethics that applies to our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Compliance with Section 16 (a) of the Exchange Act

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two fiscal years ending October 31, 2011 and 2012 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers. On December 17, 2012, Irina Cudina resigned as the President, Chief Executive Officer, Secretary Treasurer, and Chief Financial Officer of the Company and the Company appointed Alexander Stanbury to serve as its President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names Executive Officer and Principal		Salary	Bonus	Other Annual Compen- sation	Under Options/ SARs Granted	Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Irina Cudina (1)	2011	0	0	0	0	0	0	0
President, Chief Executive Officer
Secretary, Treasurer,	2012	0	0	0	0	0	0	0
Chief Financial Officer, Director
Alex Stanbury	2012	0	0	0	0	0	0	0
President, Chief Executive Officer
Secretary, Treasurer,
Chief Financial Officer, Director

(1)	Ms. Cudina resigned as President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director on December 17, 2012.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of January 30, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Alex Stanbury 1600 Broadway, Suite 1600 Denver, Colorado 80202	36,300,000	52%
All directors and officers and 5% stockholders as a group	36,300,000	52%
(1)	Based on 69,300,000 shares of common stock issued and outstanding as of January 30, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2009, we issued a total of 165,000,000 shares of restricted common stock to Irina Cudina, our former officer and director. On November 19, 2012, Ms. Cudina cancelled 128,700,000 shares of her restricted common stock. Ms. Cudina resigned as President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director on December 17, 2012.

Further, Ms. Cudina has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of January 30, 2013, Ms. Cudina has advanced us $9,380 for our benefit. There was no written agreement and the obligation to Ms. Cudina did not bear interest. It has been repaid as of October 31, 2012. Ms. Cudina resigned as President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director on December 17, 2012.

On December 17, 2012, the Company, Ms. Cudina (the “Seller”) and Alexander Stanbury, current sole officer and director, (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Seller, 36,300,000 shares of common stock, par value $0.00001 per share, of the Company (the “Shares”), representing approximately 52% of the issued and outstanding shares of the Company, for an aggregate purchase price of $40,000 (the “Purchase Price”) (the “Stock Purchase”).

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended October 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended October 31, 2012	Year Ended October 31, 2011
Legal and Accounting Fees	$10,250	$11,050
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$10,250	$11,050

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(1)	Bylaws
10.1(2)	Stock Purchase Agreement, dated December 17, 2012, by and among Farmacia Corporation, Irina Cudina and Alexander Stanbury.
10.2	Lease Agreement by and between American Copper Corp. and Regus Group, dated December 13, 2012.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2009.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012.

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30 day of January, 2013.

AMERICAN COPPER COPR.

/s/ Alexander Stanbury
Alexander Stanbury President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer (Duly Authorized, Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Stanbury Alexander Stanbury	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and Director	January 30, 2013

