Form 10-Q
period 2013-01-31
American Copper Corp.
filed 2013-03-18
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 000-54763

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 69,300,000 as of March 14, 2013.

AMERICAN COPPER CORP.

QUARTERLY REPORT ON FORM 10-Q

January 31, 2013

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

(Unaudited)

January 31, 2013

3

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Balance Sheets

January 31, 2013 and October 31, 2012

(Unaudited)

	January 31, 2013	October 31, 2012

ASSETS

Current Assets
Cash	$-	$816

Total Assets	$-	$816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable and Accrued Liabilities	$27,593	$1,110

Due to Directors	16,508	-

Total Liabilities	44,101	1,110

Stockholders’ Deficit

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 69,300,000 and 198,000,000 shares issued and outstanding) at January 31, 2013 and October 31, 2012, respectively	693	1,980

Additional paid-in capital	74,197	71,410

Deficit accumulated during the exploration stage	(118,991)	(73,684)

Total Stockholders’ Deficit	(44,101)	(294)

Total Liabilities and Stockholders’ Deficit	$-	$816

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Statements of Operations

For the Three Month Periods Ended January 31, 2013 and 2012

and from October 1, 2009 (Inception) to January 31, 2013

(Unaudited)

	Three Month Period Ended January 31, 2013	Three Month Period Ended January 31, 2012	Inception October 1, 2009 (Inception) through January 31, 2013

Operating Expenses

Consulting services	$750	$750	$10,000

Rent	3,289	750	12,539

Legal and accounting	7,071	3,630	59,025

General and administrative	8,852	-	12,082

Website development	25,345	-	25,345

Total Expenses	45,307	5,130	118,991

Net Loss	$(45,307)	$(5,130)	$(118,991)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	95,879,348	198,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

Statement of Changes in Stockholders’ Deficit

(An Exploration Stage Company)

From Inception, October 1, 2009, to January 31, 2013

(Unaudited)

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance at October 1, 2009	-	$-	$-	$-	$-
Issuance of founder’s share	165,000,000	1,650	(1,650)	-	-
Donated services	-	-	500	-	500
Net loss	-	-	-	(775)	(775)
Balances at October 31, 2009	165,000,000	1,650	(1,150)	(775)	(275)
Donated services	-	-	6,150	-	6,150
Net loss	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	165,000,000	1,650	5,000	(18,460)	(11,810)
Shared issued for cash	33,000,000	330	39,670	-	40,000
Donated capital and services	-	-	20,740	-	20,740
Net loss	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	198,000,000	1,980	65,410	(37,151)	30,239
Donated services	-	-	6,000	-	6,000
Net loss	-	-	-	(36,533)	(36,533)
Balances at October 31, 2012	198,000,000	1,980	71,410	(73,684)	(294)
Cancelled shares	(128,700,000)	(1,287)	1,287	-	-
Donated services	-	-	1,500	-	1,500
Net loss	-	-	-	(45,307)	(45,307)
Balances at January 31, 2012	69,300,000	$693	$74,197	$(118,991)	$(44,101)

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

Statements of Cash Flows

(An Exploration Stage Company)

For the Three Month Periods Ended January 31, 2013 and 2012

and Inception October 1, 2009 to January 31, 2013

(Unaudited)

	Three Month Period Ended January 31, 2013	Three Month Period Ended January 31, 2012	Inception December 29, 2010 to January 31, 2013

Operating Activities

Net loss	$(45,307)	$(5,130)	$(118,991)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	1,500	1,500	34,840

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	26,383	(1,330)	27,493
Due to directors	16,608	(1,067)	16,608

Net Cash Used in Operating Activities	(816)	(6,027)	(40,050)

Financing Activities

Proceeds from the sale of common stock	-	-	40,050

Net Cash Provided by Financing Activities	-	-	40,050

Increase (Decrease) in Cash	(816)	(6,027)	-

Cash - Beginning of Period	816	32,736	-

Cash - End of Period	$-	$26,709	$-

Supplemental Disclosure of Cash Flow Information
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Information
Share Cancellation	$1,287	$-	$1,287

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies American Copper Corp. (formerly Farmacia Corporation) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should American Copper Corp. (formerly Farmacia Corporation) be unable to continue as a going concern.  As at January 31, 2013 American Copper Corp. (formerly Farmacia Corporation) has a working capital deficiency, has not generated revenues and has accumulated losses of $118,991 (2012: $73,684) since inception.  The continuation of American Copper Corp. (formerly Farmacia Corporation) as a going concern is dependent upon the continued financial support from its shareholders, the ability of American Copper Corp. (formerly Farmacia Corporation) to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the American Copper Corp. (formerly Farmacia Corporation)’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at January 31, 2013 or October 31, 2012.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of January 31, 2013 and 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2013 and 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

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

The Company currently has net operating loss carryforwards aggregating $118,991 (2012: $73,684), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of January 31, 2013:

	2013	2012
Deferred tax assets	$40,457	$25,053
Valuation allowance for deferred tax assets	(40,457)	(25,053)
Net deferred tax assets	$-	$-

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

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2013 and October 31, 2012:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended January 31, 2013 the Company recognized a total of $1,500 (2012: $6,000) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of January 31, 2013, the director has advanced a total of $16,508 (2012: $0).

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 6 - COMMON STOCK

On November 28, 2012, the Company filed an Amendment to its Articles of Incorporation for a 33 for 1 forward stock split (the “Forward Split”). Except as otherwise indicated, all of the share and per share information referenced in this Report has been adjusted to reflect the Forward Split of our common stock

The Company issued 5,000,000 shares (165,000,000 shares post Forward Split) of stock as founder’s shares to the President and Director of the Company on October 30, 2009.

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

As of January 31, 2013, American Copper Corp. (formerly Farmacia Corporation) has issued 69,300,000 common shares.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Plan of Operation

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

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are an early exploration stage company and have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. There is no guarantee that we will find economic mineral deposits

Results of Operations Results of Operations

For the three months ended January 31, 2013 and 2012

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Operating Expenses

For the three months ended January 31, 2013 and 2012 we incurred operating expenses in the amount of $45,307 and $5,130 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $750 for the quarters ended January 31, 2013 and 2012. (ii) rent expenses of $3,289 and $750 for the quarters ended January 31, 2013 and 2012 respective, (iii) legal and accounting expenses of $7,071 and $3,630 for the quarters ended January 31, 2013 and 2012 respectively, (iv) general and administrative expenses of $8,852 and $0 for the quarters ended January 31, 2013 and 2012 respectively, and (v) web development expenses of $25,345 and $0 for the quarters ended January 31, 2013 and 2012 respectively. The increase in expenses was the result of website development expenses and the Company’s change in strategy to focus on the exploration business.

Net Loss

Our net loss for the three months ended January 31, 2013 and 2012 was $45,307 and $5,130 respectively. The increase in net loss was the result of change in strategy to focus on the exploration business.

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

As of January 31, 2013, we had issued a total of 69,300,000 shares of common stock.  36,300,000 of these shares of common stock were issued to our sole officer and director as founders shares and 33,000,000 of these shares of common stock were issued in an Initial Public Offering for the total receipt of $40,000. The shares of common stock were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of October 31, 2012, our total assets were $816 and our total liabilities were $1,110.

Our total assets were $0 for the quarter ended January 31, 2013, compared to $816 for the year ended October 31, 2012. As of the quarter ended January 31, 2013 our total liabilities were $44,101, compared to $1,110 for the year ended October 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in our Annual Report, filed on Form 10-K for the period ended October 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

American Copper Corp. is a smaller reporting company and is therefore not required to provide this information.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Mine Safety and Health Administration Regulations

We do not currently own any exploration properties, and as such, are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and HealthAct of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DoddFrank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended January 31, 2013 and the fiscal year ended October 31, 2012, despite the fact American Copper Corp. is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COPPER COPR.

Date: March 18, 2013	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Secretary,
Treasurer, and Chief Financial Officer
(Duly Authorized, Principal Executive and Principal Financial Officer)

