Form 10-Q
period 2013-04-30
American Copper Corp.
filed 2013-06-18
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 000-54763

American Copper Corp.

(Exact name of registrant as specified in its charter)

Nevada	1000	98-0642409
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification #)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 69,300,000 as of June 18, 2013.

AMERICAN COPPER CORP.

QUARTERLY REPORT ON FORM 10-Q

April 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

(Unaudited)

April 30, 2013

1

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Balance Sheets

April 30, 2013 and October 31, 2012

(Unaudited)

	April 30, 2013	October 31, 2012

ASSETS
Current Assets
Cash	$91	$816
Total Assets	$91	$816

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$15,922	$1,110
Due to Directors	89,320	-
Total Liabilities	105,242	1,110
Stockholders’ Deficit
Common Stock (2,475,000,000 shares authorized, par value 0.00001, 69,300,000 and 198,000,000 shares issued and outstanding) at April 30, 2013 and October 31, 2012, respectively	693	1,980
Additional paid-in capital	76,772	71,410
Stock payable	2,500,000	-
Deficit accumulated during the exploration stage	(2,682,616)	(73,684)
Total Stockholders’ Deficit	(105,151)	(294)
Total Liabilities and Stockholders’ Deficit	$91	$816

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration  Stage Company)

Statements of Operations

For the Three and Six Month Periods Ended April 30, 2013 and 2012

and from October 1, 2009 (Inception) to April 30, 2013

(Unaudited)

	Three Month Period Ended April 30, 2013	Three Month Period Ended April 30, 2012	Six Month Period Ended April 30, 2013	Six Month Period Ended April 30, 2012	Inception October 1, 2009 (Inception) through April 30, 2013

Operating Expenses
Consulting services	$750	$750	$1,500	$1,500	$10,750
Rent	3,002	750	6,291	1,500	15,542
Legal and accounting	1,100	1,739	8,171	5,369	60,125
General and administrative	27,398	-	36,250	-	39,479
Geological research	20,000	-	20,000	-	20,000
Website development	10,300	-	35,645	-	35,645
Impairment of mining claims	2,500,000	-	2,500,000	-	2,500,000
Loss from operations	2,562,550	3,239	2,607,857	8,369	2,681,541
Other expense
Interest expense	1,075	-	1,075	-	1,075
Total other expense	1,075	-	1,075	-	1,075
Net Loss	$(2,563,625)	$(3,239)	$(2,608,932)	$(8,369)	$(2,682,616)

Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding	92,437,079	198,000,000	82,809,945	198,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

Statements of Cash Flows

(An Exploration  Stage Company)

For the Six Month Period Ended April 30, 2013 and 2012

and from October 1, 2009 (Inception) to April 30, 2013

(Unaudited)

	Six Month Period Ended April 30, 2013	Six Month Period Ended April 30, 2012	October 1, 2009 (Inception) to April 30, 2013

Operating Activities
Net loss	$(2,608,932)	$(8,369)	$(2,682,616)
Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	3,000	3,000	36,340
Impairment of mining claims	2,500,000	-	2,500,000
Imputed interest	1,075	-	1,075
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,812	(1,330)	15,922
Due to directors	89,320	(1,067)	89,320
Net Cash Used in Operating Activities	(725)	(7,766)	(39,959)
Financing Activities
Proceeds from the sale of common stock	-	-	40,050
Net Cash Provided by Financing Activities	-	-	40,050
Increase (Decrease) in Cash	(725)	(7,766)	91
Cash - Beginning of Period	816	32,736	-
Cash - End of Period	$91	$24,970	$91

Supplemental Disclosure of Cash Flow Information
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non Cash Information
Share Cancellation	$1,287	$-	$1,287
Common stock issued for mineral property	$2,500,000	$-	$2,500,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

Statement of Changes in Stockholders’ Deficit

(An Exploration  Stage Company)

From Inception, October 1, 2009, to April 30, 2013

(Unaudited)

					Deficit Accumulated
	Common Stock		Additional Paid-in		During the Exploration
	Shares	Amount	Capital	Stock Payable	Stage	Total

Balance at October 1, 2009	-	$-	$-	$-	$-	$-
Issuance of founder’s share	165,000,000	1,650	(1,650)	-	-	-
Donated services	-	-	500	-	-	500
Net loss	-	-	-	-	(775)	(775)
Balances at October 31, 2009	165,000,000	1,650	(1,150)	-	(775)	(275)
Donated services	-	-	6,150	-	-	6,150
Net loss	-	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	165,000,000	1,650	5,000	-	(18,460)	(11,810)
Shared issued for cash	33,000,000	330	39,670	-	-	40,000
Donated capital and services	-	-	20,740	-	-	20,740
Net loss	-	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	198,000,000	1,980	65,410	-	(37,151)	30,239
Donated services	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	(36,533)	(36,533)
Balances at October 31, 2012	198,000,000	1,980	71,410	-	(73,684)	(294)
Cancelled shares	(128,700,000)	(1,287)	1,287	-	-	-
Donated services	-	-	3,000	-	-	3,000
Imputed interest	-	-	1,075	-	-	1,075
Common stock issued for mineral property	-	-	-	2,500,000	-	2,500,000
Net loss	-	-	-	-	(2,608,932)	(2,608,932)
Balances at April 30, 2012	69,300,000	$693	$76,772	$2,500,000	$(2,682,616)	$(105,151)

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration  Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

The Company was incorporated on October 26, 2009 in the State of Nevada. The Company was developing a website and designing a catalogue to sell over the counter and prescription medications and supplements.  Recently, after a change of control and management, the Company changed its focus and is now engaged in the acquisition, exploration and development of copper, other base metals and mineral mining properties.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies American Copper Corp. (formerly Farmacia Corporation) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should American Copper Corp. (formerly Farmacia Corporation) be unable to continue as a going concern.  As at April 30, 2013 American Copper Corp. (formerly Farmacia Corporation) has a working capital deficiency, has not generated revenues and has accumulated losses of $2,682,616  (2012: $73,684) since inception.  The continuation of American Copper Corp. (formerly Farmacia Corporation) as a going concern is dependent upon the continued financial support from its shareholders, the ability of American Copper Corp. (formerly Farmacia Corporation) to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the American Copper Corp. (formerly Farmacia Corporation)’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at April 30, 2013 or October 31, 2012.

exploration STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum.

IMPAIRMENT POLICY – In 2013, the Company authorized the issuance of 5,000,000 shares of restricted shares of common stock and paid $10,000 for the mineral property. At April 30, 2013, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $2,500,000 should be reflected as of April 30, 2013 because the Company could not substantiate that there would be a future economic benefit arising from this payment.

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

MINERAL CLAIM EXPENDITURES – The Company capitalizes all direct costs related to the acquisition and exploration of specific mining properties as incurred. These costs will be amortized against the income generated from the property. If the property is abandoned or impaired, an appropriate impairment charge will be made.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2013 and 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2013 and 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

RECENTLY ISSUED ACCOUNTING STANDARDS – Continued

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

The Company currently has net operating loss carryforwards aggregating $150,041  (2012: $73,684), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of April 30, 2013:

	2013	2012
Deferred tax assets	$52,514	$25,053
Valuation allowance for deferred tax assets	(52,514)	(25,053)
Net deferred tax assets	$-	$-

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2013 and October 31, 2012:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended April 30, 2013 the Company recognized a total of $3,000 (2012: $6,000) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of April 30, 2013, the director has advanced a total of $89,320 (2012: $0).

NOTE 6 – ACQUISITION OF MINERAL CLAIMS

The Company intends to conduct exploration activities on the Ridgetake Copper-Gold Prospect, which is located 125 kilometers south-west of Williams Lake in the Cariboo-Chilcotin region of south central British Columbia (BC), Canada. The Property comprises 7 mineral claims, Taseko 1 and Taseko 2, and Cu, Cu1, Cu2, Cu3, and Cu4 totaling 7,733 acres (3,129.48 ha). The first two claims were renewed very recently and now expire on March 14, 2014, the subsequent five currently expire on June 27, 2013, but it is intended that they will be renewed prior to expiry. On March 25, 2013, the Company authorized the issuance of 5,000,000 restricted shares of common stock. The share consideration is recorded at fair market value at the date of the transaction. As of April 30, 2013, the common shares have not been issued and the share consideration is recorded as a stock payable. Management has determined to record an impairment charge of $2,500,000 because the property is not revenue producing and the future economic benefits are not substantiated.

NOTE 7 – IMPAIRMENT OF MINING CLAIMS

Mineral property claims are tested for impairment when facts and circumstances suggest that the carrying amount of the mineral property interests exceed their recoverable amounts. The Company has determined that due to present market conditions, it was necessary to record an impairment of the carrying value of its Ridgestake Copper-Gold Prospect property as at April 30, 2013. The non-cash loss attributable to the impairment is $2,500,000.

NOTE 8 - COMMON STOCK

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

NOTE 8 - COMMON STOCK - Continued

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

On March 25, 2013, the company entered into an agreement to purchase mineral claim for $10,000 and 5,000,000 common shares.  The share consideration is recorded at fair market value at the date of the transaction. As of April 30, 2013, the common shares have not been issued and the share consideration is recorded as a stock payable.

As of April 30, 2013, American Copper Corp. (formerly Farmacia Corporation) has issued 69,300,000 common shares.

NOTE 9 – SUBSEQUENT EVENT

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

On March 25, 2013, the Company entered into a Mineral Property Acquisition Agreement (the “Acquisition Agreement”), with US Copper Investments Ltd. (the “Vendor”) whereby the Company acquired from the Vendor a right to acquire a 100% right, title, and interest in and to a certain property known as The Ridgestake Copper-Gold Prospect, which comprises 7 mineral claims covering, in aggregate, 7,733 acres (3,129.48 ha) (the “Property”). The Property, which is a copper-gold-silver-molybdenum prospect, is located 125 km south-west of Williams Lake in south-central British Columbia (BC), Canada. Pursuant to the Acquisition Agreement, in consideration of an undivided 100% interest in and to the Property, the Vendor will receive 5,000,000 restricted shares of the Company’s common stock. As of the date of this report, the Vendor has not received the

As of June 13, 2013, the Company has issued 74,300,000 shares of its common stock, of which 69,300,000 is outstanding.

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

Operating Expenses

For the three months ended April 30, 2013 and 2012

For the three months ended April 30, 2013 and 2012 we incurred operating expenses in the amount of $2,563,625, and $3,239 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $750 for the quarters ended April 30, 2013 and 2012. (ii) rent expenses of $3,002 and $750 for the quarters ended April 30, 2013 and 2012 respective, (iii) legal and accounting expenses of $1,100 and $1,739 for the quarters ended April 30, 2013 and 2012 respectively, (iv) general and administrative expenses of $27,398 and $0 for the quarters ended April 30, 2013 and 2012 respectively, (v) web development expenses of $10,300 and $0 for the quarters ended April 30, 2013 and 2012 respectively, (vi) geological research expenses of $20,000 and $0 for the quarters ended April 30, 2013 and 2012 respectively, (vii) impairment of mining claims expenses of $2,500,000 and $0 for the quarters ended April 30, 2013 and 2012 respectively, and (viii) imputed interest expenses of $1,075 and $0 for the quarters ended April 30, 2013 and 2012 respectively. The increase in expenses was the result of impairment of mining claims, website development expenses and the Company’s change in strategy to focus on the exploration business.

For the six months ended April 30, 2013 and 2012

For the six months ended April 30, 2013 and 2012 we incurred operating expenses in the amount of $2,608,932, and $8,369 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $1,500 for the six months ended April 30, 2013 and 2012. (ii) rent expenses of $6,291 and $1,500 for the six months ended April 30, 2013 and 2012 respective, (iii) legal and accounting expenses of $8,171 and $5,369 for the six months ended April 30, 2013 and 2012 respectively, (iv) general and administrative expenses of $36,250 and $0 for the six months ended April 30, 2013 and 2012 respectively, (v) web development expenses of $35,645 and $0 for the six months ended April 30, 2013 and 2012 respectively, (vi) geological research expenses of $20,000 and $0 for six months ended April 30, 2013 and 2012 respectively, (vii) impairment of mining claims expenses of $2,500,000 and $0 for six months ended April 30, 2013 and 2012 respectively, and (viii) imputed interest expenses of $1,075 and $0 for six months ended April 30, 2013 and 2012 respectively. The increase in expenses was the result of impairment of mining claims, website development expenses and the Company’s change in strategy to focus on the exploration business.

Net Loss

Our net loss for the three months ended April 30 , 2013 and 2012 was $2,563,625 and $3,239 respectively. The increase in net loss was the result of change in strategy to focus on the exploration business.

Our net loss for the six months ended April 30 , 2013 and 2012 was $2,608,932 and $8,369 respectively. The increase in net loss was the result of change in strategy to focus on the exploration business.

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

As of April 30, 2013, we had issued a total of 69,300,000 shares of common stock.  36,300,000 of these shares of common stock were issued to our sole officer and director as founders shares and 33,000,000 of these shares of common stock were issued in an Initial Public Offering for the total receipt of $40,000. The shares of common stock were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

On March 25, 2013, pursuant to the Acquisition Agreement, the Company authorized the issuance of 5,000,000 restricted shares of the Company’s common stock to the Vendor.

Our total assets were $91 for the quarter ended April 30, 2013, compared to $816 for the year ended October 31, 2012. As of the quarter ended April 30, 2013 our total liabilities were $105,242, compared to $1,110 for the year ended October 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 25, 2013, the Company authorized the issuance of 5,000,000 restricted shares of the Company’s common stock to US Copper Investments Ltd., pursuant to a mineral property acquisition agreement. The Company believes that the issuance of the Shares was a transaction not involving a public offering and was exempt from registration with the Securities and Exchange Commission pursuant to Rule 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Mine Safety and Health Administration Regulations

We do not currently own any exploration properties, and as such, are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and HealthAct of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DoddFrank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended April 30, 2013 and the fiscal year ended October 31, 2012, despite the fact American Copper Corp. is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

AMERICAN COPPER COPR.

Date: June 18, 2013	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Secretary,
Treasurer, and Chief Financial Officer
(Duly Authorized, Principal Executive and Principal Financial Officer)

