Form 10-Q
period 2013-07-31
American Copper Corp.
filed 2013-09-23
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

(303)386-7203

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,300,000 as of September 18, 2013.

AMERICAN COPPER CORP.

QUARTERLY REPORT ON FORM 10-Q

July 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

1

FINANCIAL STATEMENTS

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

(Unaudited)

July 31, 2013

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Balance Sheets

July 31, 2013 and October 31, 2012

(Unaudited)

	July 31, 2013	October 31, 2012

ASSETS

Current Assets
Cash	$11,891	$816
Total Assets	$11,891	$816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable and Accrued Liabilities	$-	$1,110

Due to Directors	148,509	-

Total Liabilities	148,509	1,110

Stockholders’ Deficit

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 70,300,000 and 198,000,000 shares issued and outstanding) at July 31, 2013 and October 31, 2012, respectively	703	1,980

Additional paid-in capital	580,576	71,410

Stock payable	2,050,000	-

Deficit accumulated during the exploration stage	(2,767,897)	(73,684)

Total Stockholders’ Deficit	(136,618)	(294)

Total Liabilities and Stockholders’ Deficit	$11,891	$816

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Statements of Operations

For the Three and Nine Month Periods Ended July 31, 2013 and 2012

and from October 1, 2009 (Inception) to July 31, 2013

(Unaudited)

	Three Month Period Ended July 31, 2013	Three Month Period Ended July 30, 2012	Nine Month Period Ended July 31, 2013	Nine Month Period Ended July 30, 2012	Inception October 1, 2009 (Inception) through July 31, 2013

Operating Expenses

Consulting services	$750	$750	$2,250	$2,250	$11,500

Rent	4,133	750	10,424	2,250	19,674

Legal and accounting	6,335	7,735	14,506	13,104	66,460

General and administrative	26,222	1,168	62,472	1,168	65,702

Geological research	45,527	-	65,527	-	65,527

Website development	-	-	35,645	-	35,645

Impairment of mining claims	-	-	2,500,000	-	2,500,000

Loss from operations	82,967	10,403	2,690,824	18,772	2,764,508

Other expense

Interest expense	2,314	-	3,389	-	3,389
Total other expense	2,314	-	3,389	-	3,389

Net Loss	$(85,281)	$(10,403)	$(2,694,213)	$(18,772)	$(2,767,897)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding	70,028,261	198,000,000	78,502,564	198,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

Statements of Cash Flows

(An Exploration Stage Company)

For the Nine Month Period Ended July 31, 2013 and 2012

and from October 1, 2009 (Inception) to July 31, 2013

(Unaudited)

	Nine Month Period Ended July 31, 2013	Nine Month Period Ended July 31, 2012	October 1, 2009 (Inception) to July 31, 2013

Operating Activities

Net loss	$(2,694,213)	$(18,772)	$(2,767,897)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	4,500	4,500	37,840
Impairment of mining claims	2,500,000	-	2,500,000
Imputed interest	3,389	-	3,389

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,110)	(1,330)	-
Due to directors	148,509	(1,067)	148,509

Net Cash Used in Operating Activities	(38,925)	(16,669)	(78,159)

Financing Activities

Proceeds from the sale of common stock	50,000	-	90,050

Net Cash Provided by Financing Activities	50,000	-	90,050

Increase (Decrease) in Cash	11,075	(16,669)	11,891

Cash - Beginning of Period	816	32,736	-

Cash - End of Period	$11,891	$16,067	$11,891

Supplemental Disclosure of Cash Flow Information

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Information

Share Cancellation	$1,287	$-	$1,287
Common stock sold for mineral property	$2,500,000	$-	$2,500,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Copper Corp. (formerly Farmacia Corporation)

Statement of Changes in Stockholders’ Deficit

(An Exploration Stage Company)

From Inception, October 1, 2009, to July 31, 2013

(Unaudited)

					Deficit Accumulated
	Common Stock		Additional Paid-in		During the Exploration
	Shares	Amount	Capital	Stock Payable	Stage	Total

Balance at October 1, 2009	-	$-	$-	$-	$-	$-
Issuance of founder’s share	165,000,000	1,650	(1,650)	-	-	-
Donated services	-	-	500	-	-	500
Net loss	-	-	-	-	(775)	(775)
Balances at October 31, 2009	165,000,000	1,650	(1,150)	-	(775)	(275)
Donated services	-	-	6,150	-	-	6,150
Net loss	-	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	165,000,000	1,650	5,000	-	(18,460)	(11,810)
Shared issued for cash	33,000,000	330	39,670	-	-	40,000
Donated capital and services	-	-	20,740	-	-	20,740
Net loss	-	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	198,000,000	1,980	65,410	-	(37,151)	30,239
Donated services	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	(36,533)	(36,533)
Balances at October 31, 2012	198,000,000	1,980	71,410	-	(73,684)	(294)
Cancelled shares	(128,700,000)	(1,287)	1,287	-	-	-
Donated services	-	-	4,500	-	-	4,500
Imputed interest	-	-	3,389	-	-	3,389
Common stock sold for mineral	1,000,000	10	499,990	2,000,000	-	2,500,000
Proceeds from common stock	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(2,694,213)	(2,694,213)
Balances at July 31, 2013	70,300,000	$703	$580,576	$2,050,000	$(2,767,897)	$(136,618)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies American Copper Corp. (formerly Farmacia Corporation) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should American Copper Corp. (formerly Farmacia Corporation) be unable to continue as a going concern.  As at July 31, 2013 American Copper Corp. (formerly Farmacia Corporation) has a working capital deficiency, has not generated revenues and has accumulated losses of $2,767,897 (2012: $73,684) since inception.  The continuation of American Copper Corp. (formerly Farmacia Corporation) as a going concern is dependent upon the continued financial support from its shareholders, the ability of American Copper Corp. (formerly Farmacia Corporation) to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the American Copper Corp. (formerly Farmacia Corporation)’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at July 31, 2013 or October 31, 2012.

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

IMPAIRMENT POLICY – In 2013, the Company authorized the issuance of 5,000,000 shares of restricted shares of common stock and paid $10,000 for the mineral property. At July 31, 2013, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $2,500,000 should be reflected as of July 31, 2013 because the Company could not substantiate that there would be a future economic benefit arising from this payment.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2013 and 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2013 and 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS –

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENTLY ISSUED ACCOUNTING STANDARDS – Continued

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS – Continued

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

The Company currently has net operating loss carryforwards aggregating $186,324 (2012: $73,684), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of July 31, 2013:

	2013	2012
Deferred tax assets	$63,350	$25,053
Valuation allowance for deferred tax assets	(63,350)	(25,053)
Net deferred tax assets	$-	$-

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2013 and October 31, 2012:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

American Copper Corp. (formerly Farmacia Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2013 the Company recognized a total of $4,500 (2012: $4,500) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of July 31, 2013, the director has advanced a total of $148,509 (2012: $0).

NOTE 6 – ACQUISITION OF MINERAL CLAIMS

The Company intends to conduct exploration activities on the Ridgetake Copper-Gold Prospect, which is located 125 kilometers south-west of Williams Lake in the Cariboo-Chilcotin region of south central British Columbia (BC), Canada. The Property comprises 7 mineral claims, Taseko 1 and Taseko 2, and Cu, Cu1, Cu2, Cu3, and Cu4 totaling 7,733 acres (3,129.48 ha). The first two claims were renewed very recently and now expire on March 14, 2014, the subsequent five have also been renewed and will not expire until June 27, 2014. On March 25, 2013, the Company authorized the issuance of 5,000,000 restricted shares of common stock. The share consideration is recorded at fair market value at the date of the transaction. As of July 31, 2013, 1,000,000 common shares have been issued. The remaining 4,000,000 common shares have not been issued and the share consideration is recorded as a stock payable. Management has determined to record an impairment charge of $2,500,000 because the property is not revenue producing and the future economic benefits are not substantiated.

NOTE 7 – IMPAIRMENT OF MINING CLAIMS

Mineral property claims are tested for impairment when facts and circumstances suggest that the carrying amount of the mineral property interests exceed their recoverable amounts. The Company has determined that due to present market conditions, it was necessary to record an impairment of the carrying value of its Ridgestake Copper-Gold Prospect property as at July 31, 2013. The non-cash loss attributable to the impairment is $2,500,000.

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

NOTE 8 – COMMON STOCK - Continued

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

On March 25, 2013, the Company entered into an agreement to purchase mineral claim for 5,000,000 common shares. The share consideration is recorded at fair market value at the date of the transaction. 5,000,000 shares valued at the closing market price on the date of grant of $0.50/share resulting in a total value of $2,500,000. As of July 31, 2013, 1,000,000 common shares have been issued. The remaining 4,000,000 common share consideration is recorded as a stock payable.

On July 9, 2013, the Company entered into an agreement to sell 111,111 common shares for total proceeds of $50,000. As of July 31, 2013 the shares have not been issued and the share consideration is recorded as a stock payable.

As of July 31, 2013, American Copper Corp. (formerly Farmacia Corporation) has issued 70,300,000 common shares.

NOTE 9 – SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

On December 17, 2012, the Company, Irina Cudina (the “Seller”) and Alexander Stanbury (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Seller, 36,300,000 shares (the “Shares”) of common stock of the Company, par value $0.00001 per share, (the “Common STock”), representing approximately 52% of the issued and outstanding shares of the Company, for an aggregate purchase price of $40,000 (the “Purchase Price”) (the “Stock Purchase”).

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

On March 25, 2013, the Company entered into a Mineral Property Acquisition Agreement (the “Acquisition Agreement”), with US Copper Investments Ltd. (the “Vendor”) whereby the Company acquired from the Vendor a right to acquire a 100% right, title, and interest in and to a certain property known as The Ridgestake Copper-Gold Prospect, which comprises 7 mineral claims covering, in aggregate, 7,733 acres (3,129.48 ha) (the “Property”). The Property, which is a copper-gold-silver-molybdenum prospect, is located 125 km south-west of Williams Lake in south-central British Columbia (BC), Canada. Pursuant to the Acquisition Agreement, in consideration of an undivided 100% interest in and to the Property, the Vendor will receive 5,000,000 restricted shares of the Company’s common stock. As of the date of this report, 1,000,000 of the shares are outstanding.

On July 3, 2013 (the “Closing Date”), the Company entered into an investment agreement (the “Investment Agreement”), with the Vendor whereby the Vendor shall have the option to purchase up to $12,500,000 of Common Stock. The Investment Agreement provides that the Company may, in its sole discretion and subject to the terms of the Investment Agreement, from time to time during the Open Period (defined below), deliver a notice (the “Put Notice”) to the Vendor which states the dollar amount of shares of Common Stock that the Company intends to sell to the Subscriber on a date specified in the Put Notice (the “Put”). The amount of each Put (the “Put Amount”) shall have a minimum of $50,000 and a maximum of $250,000. The purchase price per share to be paid by the Vendor for each Put Amount will be calculated at a ten percent (10%) discount to the weighted average price of the closing bid prices of the Common Stock for twenty (20) consecutive trading days immediately preceding the Put Notice. The Open Period begins on the Closing Date and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the Investment Agreement (the “Open Period”). The purchase by the Vendor of shares of Common Stock subject to a particular Put is entirely at the discretion of the Vendor, and shall occur on a date no later than ten (10) trading days following the date of the applicable Put Notice.

On July 11, 2013, the Board of Directors of the Company authorized to increase the authorized stock of the Company from 75,000,000 to 2,475,000,000 shares of Common Stock. The increase in authorized shares is effective as of the date of this report.

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

Operating Expenses

For the three months ended July 31, 2013 and 2012

For the three months ended July 31, 2013 and 2012 we incurred operating expenses in the amount of $82,967, and $10,403 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $750 for the quarters ended July 31, 2013 and 2012. (ii) rent expenses of $4,133 and $750 for the quarters ended July 31, 2013 and 2012 respective, (iii) legal and accounting expenses of $6,335 and $7,735 for the quarters ended July 31, 2013 and 2012 respectively, (iv) general and administrative expenses of $26,222 and $1,168 for the quarters ended July 31, 2013 and 2012 respectively, (v) web development expenses of $0 and $0 for the quarters ended July 31, 2013 and 2012 respectively, (vi) geological research expenses of $45,527 and $0 for the quarters ended July 31, 2013 and 2012 respectively, and (vii) impairment of mining claims expenses of $0 and $0 for the quarters ended July 31, 2013 and 2012 respectively. The increase in expenses was the result of impairment of mining claims, website development expenses and the Company’s change in strategy to focus on the exploration business.

For the nine months ended July 31, 2013 and 2012

For the nine months ended July 31, 2013 and 2012 we incurred operating expenses in the amount of $2,690,824 and $18,772 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $2,250 for the nine months ended July 31, 2013 and 2012. (ii) rent expenses of $10,424 and $2,250 for the nine months ended July 31, 2013 and 2012 respective, (iii) legal and accounting expenses of $14,506 and $13,104 for the nine months ended July 31, 2013 and 2012 respectively, (iv) general and administrative expenses of $62,472 and $1,168 for the nine months ended July 31, 2013 and 2012 respectively, (v) web development expenses of $35,645 and $0 for the nine months ended July 31, 2013 and 2012 respectively, (vi) geological research expenses of $65,527 and $0 for nine months ended July 31, 2013 and 2012 respectively, (vii) impairment of mining claims expenses of $2,500,000 and $0 for nine months ended July 31, 2013 and 2012 respectively, and the increase in expenses was the result of impairment of mining claims, website development expenses and the Company’s change in strategy to focus on the exploration business.

Net Loss

Our net loss for the three months ended July 31, 2013 and 2012 was $85,281 and $10,403 respectively. The increase in net loss was the result of change in strategy to focus on the exploration business.

Our net loss for the nine months ended July 31, 2013 and 2012 was $2,694,213 and $18,772 respectively. The increase in net loss was the result of change in strategy to focus on the exploration business.

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

As of July 31, 2013, we had issued a total of 70,300,000 shares of common stock. 36,300,000 of these shares of common stock were issued to our sole officer and director as founders shares and 33,000,000 of these shares of common stock were issued in an Initial Public Offering for the total receipt of $40,000. The shares of common stock were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act. This was accounted for as a sale of common stock.

On March 25, 2013, pursuant to the Acquisition Agreement, the Company authorized the issuance of 5,000,000 restricted shares of the Company’s common stock to the Vendor.

Our total assets were $11,891 for the quarter ended July 31, 2013, compared to $816 for the year ended October 31, 2012. As of the quarter ended July 31, 2013 our total liabilities were $148,509, compared to $1,110 for the year ended October 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Mine Safety and Health Administration Regulations

We do not currently own any exploration properties, and as such, are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and HealthAct of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DoddFrank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended July 31, 2013 and the fiscal year ended October 31, 2012, despite the fact American Copper Corp. is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

AMERICAN COPPER CORP.

Date: September 23, 2013	/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Secretary,
Treasurer, and Chief Financial Officer
(Duly Authorized, Principal Executive and Principal Financial Officer)

