Form 10-K
period 2013-10-31
Black River Petroleum Corp.
filed 2014-01-29
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2013

Or

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 333-163815

Black River Petroleum Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0642409
(State or other jurisdiction of organization)	(IRS Employer Identification #)

424 Church Street, Suite 2000

Nashville, Tennessee, TN 37219

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: 615-651-7383

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2013 was $16,500,000.00.

As of January 28, 2014, 72,093,414 shares of common stock, $0.00001 par value per share, were outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Black River Petroleum Corp. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview

Black River Petroleum is an Oil and Gas exploration stage company. The Company is based in Nashville, Tennessee and its current focus lies in the exploration of the Natchez Trace Prospect in Henderson County, Western Tennessee.

The Company was incorporated in the State of Nevada on October 26, 2009. From inception, the Company was engaged in the development of a website and also the design and development of a catalogue to sell over the counter and prescription medications, and supplements. In 2012 our management undertook a change in the Company’s focus to the Natural Resources sector where it was initially engaged in the acquisition and exploration of base metals and mineral mining properties. After an unsuccessful exploration program on our mineral properties we decided to remain in the Natural Resources sector but shift our focus to exploration for oil and gas.

On December 17, 2012, the Company, Irina Cudina and Alexander Stanbury entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby Mr. Stanbury purchased from Ms. Cudina, 36,300,000 shares of common stock, par value $0.00001 per share, of the Company (the “Shares”), representing approximately 52% of the issued and outstanding shares of the Company, for an aggregate purchase price of $40,000 (the “Purchase Price”) (the “Stock Purchase”).

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

On March 25, 2013, the Company entered into a Mineral Property Acquisition Agreement (the “Acquisition Agreement”), with US Copper Investments Ltd. (the “US Copper”) whereby the Company acquired from US Copper a right to acquire a 100% right, title, and interest in and to a certain property known as The Ridgestake Copper-Gold Prospect, which comprises 7 mineral claims covering, in aggregate, 7,733 acres (3,129.48 ha) (the “Ridgestake Property”). The Ridgestake Property, which is a copper-gold-silver-molybdenum prospect, is located 125 km south-west of Williams Lake in south-central British Columbia (BC), Canada. Pursuant to the Acquisition Agreement, in consideration of an undivided 100% interest in and to the Property, the Vendor would receive 5,000,000 restricted shares of the Company’s common stock. As a result of the Company’s decision to change its strategy to focus on the oil and gas industry, the parties have agreed to allow the Acquisition Agreement, as well as the Leases, to expire. As of the date of this Report, a total of 2,000,000 of the shares were issued to US Copper and no additional shares shall be issued under the Acquisition Agreement.

On July 3, 2013, the Company entered into an investment agreement (the “Investment Agreement”), with US Copper whereby the US Copper shall have the option to purchase up to $12,500,000 of Common Stock. As a result of the Company’s decision to change its strategy to focus on the oil and gas industry, the parties have agreed to allow the Investment Agreement to expire. The Company will issue no further put notices nor receive any further funds pursuant to the Investment Agreement.

On July 11, 2013, the Board of Directors of the Company authorized to increase the authorized stock of the Company from 75,000,000 to 2,475,000,000 shares of Common Stock. The increase in authorized shares is effective as of the date of this report.

On October 17, 2013, the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”), with American Land and Exploration Company (“American Land”) whereby the Company acquired from American Land a 100% undivided right, title and working interest in certain oil and gas interests (the “Leases”) which comprise a parcel of 1,840.69 M/L acres in Henderson County Tennessee, the Natchez Trace Prospect (the “Natchez Trace Prospect”) in exchange for $250,000 (the “Purchase Price”) to be paid as follows: (i) $25,000 within ten (10) days of the Effective Date; (ii) $25,000 within forty-five (45) days of the Effective Date, (iii) $100,000 within one hundred and thirty-five (135) days of the Effective Date; and (iv) $100,000 within two hundred and twenty-five (225) days of the Effective Date. The Company will also receive an 80% net revenue interest in the Leases. The closing is conditioned on the Company making full payment of the Purchase Price, which shall occur no later than two hundred and twenty-five days following the Effective Date. American Land is entitled to receive 7.5% of any Overriding Royalty Interest in the Leases. Pursuant to the Purchase Agreement, the Company has agreed to pay an additional $100,000 to American Land within three hundred and fifteen (315) days of the Effective Date, subject to: (i) American Land providing the Company with a 100% undivided right, title and working interest in leases comprising an additional 2,000 acre property; (ii) the Company obtaining a first right to purchase any additional acreage in excess of 2,000 acres acquired by American Land within certain areas; and (iii) American Land shall be entitled to receive 7.5% of any Overriding Royalty Interest in such property.

On October 24, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “2013 Amendment”) to change its name from “American Copper Corp.” to “Black River Petroleum Corp.”

The Company has changed its name to reflect the change in strategy to focus on the oil and gas industry. This decision was taken by management in response to disappointing results from the exploration program undertaken on the Ridgestake Copper-Gold prospect in British Columbia. It was decided that it was in the best interests of the Company not to expend any more of its resources on metals exploration in British Columbia

The Company’s management are of the opinion that, in the current economic cycle, raising further capital for grass roots metals exploration programs would be extremely challenging and it is difficult to predict when investors’ confidence in these sorts of assets will improve, as such, the Company’s management has decided to change the focus of the Company to a different, mainstream, part of the natural resources sector, specifically oil and gas, where we feel we will have a better chance of raising capital and developing a successful project.

The Company's office is located at 424 Church Street, Suite 2000, Nashville, Tennessee, TN 37219. The Company's telephone number is 615-651-7383.

Strategy

Black River Petroleum's strategy is to explore eastern America's frontier oil and gas resources. The Company has positioned itself in western Tennessee, a relatively unexplored region and is focusing on the prospective Trenton-Black River and Knox Formations. As an exploration stage company, Black River Petroleum understands the need to balance the development of its assets with building value by keeping its overheads to a minimum. As such, the Company will rely on industry professionals and consult with third party experts for the development and execution of a comprehensive exploration plan for the prospect. If the results of this exploration plan generate drill targets then the Company will aim to drill a well on the prospect in the near future.

Competition

We intend to engage in the acquisition, exploration, and development of Oil and Gas prospects. As such, we compete with other Oil and Gas exploration and development companies for financing and for the acquisition of new properties. We will also be competing with companies in obtaining exploration licenses. The Oil and Gas exploration companies with whom we compete may have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of exploration properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of such properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our property.

Government Regulations

The Company’s planned exploration activities in all operating areas are subject to various federal, state, and local laws and regulations governing exploration, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Research and Development

We have not incurred any research and development expenditures over the past two fiscal years.

Employees

We do not currently have any employees other than Alex Stanbury, our sole officer and director. Over the next 12 months, we intend to engage consultants to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs as well as potentially hiring a Head of Exploration.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Headquarters and Administration Offices

Our offices are currently located at 424 Church Street, Suite 200, Nashville, Tennessee 37219. Our telephone number is (615) 651- 7383.

The Ridgestake Copper-Gold Prospect

The Ridgestake Copper-Gold Prospect, which comprises 7 mineral claims covering, in aggregate, 7,733 acres (3,129.48 ha). The Ridgestake Property, which is a copper-gold-silver-molybdenum prospect, is located 125 km south-west of Williams Lake in south-central British Columbia (BC), Canada. As a result of the Company’s decision to change its strategy to focus on the oil and gas industry, the Company has discontinued operations on the Ridgestake Copper-Gold Prospect and intends to allow the leases relating to the properties to expire. As of the date of this Report, no amounts remain due on the Ridgestake Property.

Description of the Ridgestake Property

The location of the Ridgestake Property is shown in Figure 1 below, it is 125 km south-west of Williams Lake in the Cariboo-Chilcotin region of south central British Columbia (BC), Canada. The Property comprises 7 mineral claims, Taseko 1 and Taseko 2, and Cu, Cu1, Cu2, Cu3 and Cu4 totaling 7,733 acres (3,129.48 ha). The first two claims expire on 14 March 2014, the subsequent five expire on 27 June 2014.

Vehicle access, to the Ridgestake Property, is via Provincial Highway No.20 to Lee’s Corner and via forestry resource roadways. The Property lies approximately 15 km south-southeast of the New Prosperity Project of Taseko Mines Limited and lies on the east flank of North Taseko Lake. It lies along Reece Creek and on the west flank of Anvil Mountain. The Property also lies west of and adjacent to the Yalakom fault with sequence sediments and volcanic of Lower to Upper Cretaceous in age.

The Ridgestake Property is currently without known reserves.

Figure 1: Location of the Ridgestake Property

Natchez Trace Prospect

On October 17, 2013, the Company entered into a Purchase Agreement with American Land whereby the Company acquired from American Land a 100% undivided right, title and working interest in certain oil and gas interests which comprise a parcel of 1,840.69 M/L acres in Henderson County Tennessee, the Natchez Trace Prospect in exchange for $250,000 to be paid as follows: (i) $25,000 within ten (10) days of the Effective Date; (ii) $25,000 within forty-five (45) days of the Effective Date, (iii) $100,000 within one hundred and thirty-five (135) days of the Effective Date; and (iv) $100,000 within two hundred and twenty-five (225) days of the Effective Date. The Company will also receive an 80% net revenue interest in the Leases. The closing is conditioned on the Company making full payment of the Purchase Price, which shall occur no later than two hundred and twenty-five days following the Effective Date. American Land is entitled to receive 7.5% of any Overriding Royalty Interest in the Leases.

Description of the Property

Location

The Natchez Trace Prospect is a large geomorphic anomaly located on the northeastern edge of the Mississippi Embayment in Henderson County, Western Tennessee, approximately 6.5 miles northwest of the town of Lexington. Geologically the Natchez Trace Prospect is on the eastern margin of the ancient Reelfoot Rift and the prospective Trenton-Black River and Knox formations occur at a depth of only 3,000ft. An underlying 4,000ft of deeper Knox carbonate horizons, projected to continue to depth, offer potential for thick reservoir units.

Morgan No.2 Wallace Well

In 1990, a small operator attempted to drill a well on the crest of the apparent sheepherder anticline. The feature is located on the northern flanks of residual aeromagnetic and Bouger gravity anomalies. The well was drilled to a depth of 3,005ft before the hole was lost. Cuttings from several intervals between 1120ft and 1620ft exhibited solid fluorescence and oil and gas cut mud were reported on the pits. Hydrocarbons were encountered in fractured and karsted dolomite with apparent hydrothermal alteration.

Western Tennessee can be considered a frontier exploration area as only a few wells have been drilled and very little seismic data acquired.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine Safety and Health Administration Regulations

We consider health, safety and environment stewardship to be a core value for the Company. for the fiscal year ended October 31, 2013, our properties were subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and HealthAct of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended October 31, 2013, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K. Due to the Company’s change in business strategy and operations the Company is no longer a mining company as of the date of this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Public Market for Common Stock

Our common stock is listed on the OTCBB as of July 5, 2012. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock began trading on December 11, 2012. On October 17, 2013, we changed our symbol from “AMCU” to “BRPC.”

Price range of common stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service.  These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal October 31, 2013
	High		Low

First Quarter (November 1, 2012 – January 31, 2013)	$0.5	(1)	$0.0303	(1)
Second Quarter (February 1, 2013 - April 30, 2013)	$0.5		$0.5
Third Quarter (May 1, 2013 - July 31, 2013)	$0.5		$0.5
Fourth Quarter (August 1, 2013 – October 31, 2013)	$0.60		$0.45

(1)	Our common stock did not trade on a public market until December 11, 2012.

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

Holders of Common Stock

We have 15 record holders of our common stock as of January 28, 2014.

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

Overview

We are an exploration stage corporation and have not yet generated or realized any revenues.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues or profits. Recently, our management has undertaken a change in its focus and is now engaged in the acquisition, exploration and development of Oil and Gas properties. We are not anticipated to start generating revenues for the foreseeable future until we have acquired, explored and developed Oil and Gas properties. All of which may not occur successfully.

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

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are an early exploration stage company and have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. There is no guarantee that we will find economic quantities of Oil or Gas.

Results of Operations

Comparison of the year ended October 31, 2013 and 212

The following table presents the statement of operations for the year ended October 31, 2013 as compared to the comparable period of the year ended October 31, 2012. The discussion following the table is based on these results.

	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012

Operating Expenses

Consulting services	$3,000	$3,000
Rent	14,555	3,000
Legal and accounting	27,214	29,349
General and administrative	99,868	1,184
Wages	40,000	-
Geological Research	76,845	-
Website Development	50,930	-
Impairment of Mining Claims	2,500,000	-
Loss from Operations	2,812,412	36,533

Total Other Expense	6,406	-
Net Loss	$(2,818,818)	$(36,533)

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Operating Expenses

For the years ended October 31, 2013 and 2012 we incurred operating expenses in the amount of $2,812,412 and $36,533 respectively. The increase in expenses was the result of an increase in general and administrative expenses fees from $1,184 for the year ended October 31, 2012 to $99,868 for the year ended October 31, 2013. Also in the year ended October 31, 2013 we added wages of $40,000, geological research expenses of $76,845, website development expenses of 50,930 and impairment of mining claims of $2,500,000.

From Inception on October 26, 2009 to October 31, 2013

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of SEC filings. We also prepared an internal business plan. Our loss since inception is $2,892,502.  This loss is primarily attributed to funds spent on website development, our exploration program, salaries, audit, office and an impairment charge for the mineral properties in BC of $2,500,000.

Liquidity and Capital Resources

Currently the Company has no operations and one salaried employee, Alex Stanbury, our sole officer and director. We currently require very limited resources but intend to hire consultants in the beginning of 2014 to being exploration on the Natchez Trace Prospect. In due course, should the Company require capital for acquisition of licenses and/or for exploration we will need to raise additional capital. There is no guarantee that the Company will be able to raise further capital. At present, we have not made any arrangements to raise additional capital.

If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues.

On July 3, 2013, the Company entered into an Investment Agreement, with US Copper whereby the US Copper shall have the option to purchase up to $12,500,000 of Common Stock. As a result of the Company’s decision to change its strategy to focus on the oil and gas industry, the parties have agreed to allow the Investment Agreement to expire. The Company will issue no further put notices, nor receive any further funds pursuant to the Investment Agreement.

As of October 31, 2013, our total assets were $29,005 and our total liabilities were $150,711.

As of October 31, 2013, Black River Petroleum Corp had issued 71,725,925 common shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended October 31, 2013.

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

Subsequent Events

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company.  Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement.

The Employment Agreement may be terminated by the Company and by Mr. Stanbury. Should the Employment Agreement be terminated by the Company without cause, by Mr. Stanbury for good reason, or pursuant to a change of control, Mr. Stanbury is entitled to receive one times his base salary and other benefits at the time of termination (including any bonus); any earned but unpaid base salary, and accrued but unpaid vacation time.  Should the Employment Agreement be terminate by the Company for cause or by Mr. Stanbury other than for good reason, Mr. Stanbury is entitled to receive any earned but unpaid base salary, including any bonus and accrued but unpaid vacation time.

On December 11, 2013, the Company issued 367,489 shares (the “Settlement Shares”) of our common stock, par value $0.00001 per share (the “Common Stock”) pursuant to a debt settlement agreement (the “Settlement Agreement”) with Mr. Stanbury, the sole officer and director of the Company, in exchange for a settlement of $148,833 owed to Mr. Stanbury. The deemed price of the shares issued was $0.405 per share, calculated at a 10% discount to the trading price of the common stock on the date of the Settlement Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

October 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black River Petroleum Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Black River Petroleum Corp. (An Exploration Stage Company) as of October 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from October 26, 2009 (inception) through October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Petroleum Corp. as of October 31, 2013 and 2012, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 29, 2014

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Balance Sheets

October 31, 2013 and 2012

	October 31, 2013	October 31, 2012

ASSETS

Current Assets
Cash	$4,005	$816
Total Current Assets	4,005	816
Deposit on lease	25,000	-
Total Assets	$29,005	$816

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$1,878	$1,110
Due to Directors	148,833	-
Total Liabilities	150,711	1,110
Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 71,725,925 and 198,000,000 shares issued and outstanding) at October 31, 2013 and October 31, 2012, respectively	717	1,980
Additional paid-in capital	1,270,079	71,410
Stock payable	1,500,000	-

Deficit accumulated during the exploration stage	(2,892,502)	(73,684)

Total Stockholders’ Equity (Deficit)	(121,706)	(294)

Total Liabilities and Stockholders’ Equity (Deficit)	$29,005	$816

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statements of Operations

For the Fiscal Years Ended October 31, 2013 and 2012

and from October 26, 2009 (Inception) to October 31, 2013

	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	Inception October 26, 2009 (Inception) through October 31, 2013

Operating Expenses

Consulting services	$3,000	$3,000	$12,250
Rent	14,555	3,000	23,805
Legal and accounting	27,214	29,349	79,168
General and administrative	99,868	1,184	103,098
Wages	40,000	-	40,000
Geological Research	76,845	-	76,845
Website Development	50,930	-	50,930
Impairment of Mining Claims	2,500,000	-	2,500,000
Loss from Operations	2,812,412	36,533	2,886,096

Other Expense
Interest Expense	$6,406	$-	$6,406
Total Other Expense	6,406	-	6,406
Net Loss	$(2,818,818)	$(36,533)	$(2,892,502)

Net Loss Per Common Share – Basic and Diluted	$(0.04)	$(0.00)

Weighted Average Number of Common Shares Outstanding	76,435,068	198,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

For the Fiscal Years Ended October 31, 2013 and 2012

and Inception October 26, 2009 to October 31, 2013

	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	Inception October 26, 2009 to October 31, 2013

Operating Activities

Net loss	$(2,818,818)	$(36,533)	$(2,892,502)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	6,000	6,000	39,340
Impairment of Mining Claims	2,500,000	-	2,500,000
Imputed Interest	6,406	-	6,406

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	768	(220)	1,878
Other current assets	(25,000)	-	(25,000)

Net Cash Used in Operating Activities	(330,644)	(30,753)	(369,878)

Financing Activities
Due to directors	148,833	(1,167)	148,833
Proceeds from the sale of common stock	185,000	-	225,050
Net Cash Provided by Financing Activities	333,833	(1,167)	373,883

Increase (Decrease) in Cash	3,189	(31,920)	4,005

Cash - Beginning of Period	816	32,736	-

Cash - End of Period	$4,005	$816	$4,005

Supplemental Disclosure of Cash Flow Information
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Information
Share Cancellation	$1,287	$-	$1,287
Common stock for mineral property	$2,500,000	$-	$2,500,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficit

From Inception, October 26, 2009, to October 31, 2013

					Deficit Accumulated
	Common Stock		Additional Paid-in		During the Exploration
	Shares	Amount	Capital	Stock Payable	Stage	Total

Balance at October 1, 2009	-	$-	$-	$-	$-	$-
Issuance of founder’s share	165,000,000	1,650	(1,650)	-	-	-
Donated services	-	-	500	-	-	500
Net loss	-	-	-	-	(775)	(775)
Balances at October 31, 2009	165,000,000	1,650	(1,150)	-	(775)	(275)
Donated services	-	-	6,150	-	-	6,150
Net loss	-	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	165,000,000	1,650	5,000	-	(18,460)	(11,810)
Shared issued for cash	33,000,000	330	39,670	-	-	40,000
Donated capital and services	-	-	20,740	-	-	20,740
Net loss	-	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	198,000,000	1,980	65,410	-	(37,151)	30,239
Donated services	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	(36,533)	(36,533)
Balances at October 31, 2012	198,000,000	1,980	71,410	-	(73,684)	(294)
Cancelled shares	(128,700,000)	(1,287)	1,287	-	-	-
Donated services	-	-	6,000	-	-	6,000
Imputed interest	-	-	6,406	-	-	6,406
Common stock for mineral property	2,000,000	20	999,980	1,500,000	-	2,500,000
Proceeds from common stock	425,925	4	184,996	-	-	185,000
Net loss	-	-	-	-	(2,818,818)	(2,818,818)
Balances at October 31, 2013	71,725,925	$717	$1,270,079	$1,500,000	$(2,892,502)	$(121,706)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

The Company was incorporated on October 26, 2009 in the State of Nevada. The Company is an exploration stage corporation and is engaged in the search for oil and gas deposits or reserves which are not in the development or production stage. The Company intends to explore for oil and gas on its mineral leases.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Black River Petroleum Corp. will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Black River Petroleum Corp. be unable to continue as a going concern.  As at October 31, 2013 Black River Petroleum Corp. has a working capital deficiency, has not generated revenues and has accumulated losses of $2,892,502 (2012: $73,684) since inception.  The continuation of Black River Petroleum Corp. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Black River Petroleum Corp. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Black River Petroleum Corp. ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is October 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2013 or October 31, 2012.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. On due to Director balance of $148,833, charged to additional paid in capital.

IMPAIRMENT POLICY – In 2013, the Company authorized the issuance of 5,000,000 shares of restricted shares of common stock and paid $10,000 for the mineral property. At October 31, 2013, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $2,500,000 should be reflected as of October 31, 2013 because the Company could not substantiate that there would be a future economic benefit arising from this payment.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2013 and 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2013 and 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Black River Petroleum Corp. (formerly American Copper Corp.)

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

Black River Petroleum Corp. (formerly American Copper Corp.)

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

The Company currently has net operating loss carryforwards aggregating $392,502 (2012: $73,684), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2013:

	2013	2012
Deferred tax assets	$133,451	$25,053
Valuation allowance for deferred tax assets	(133,451)	(25,053)
Net deferred tax assets	$-	$-

Black River Petroleum Corp. (formerly American Copper Corp.)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2013 and October 31, 2012:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended October 31, 2013 the Company recognized a total of $6,000 (2012: $4,500) for rent and services from directors for rent at $250 per month and $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of October 31, 2013, the director has advanced a total of $148,833 (2012: $0).

NOTE 6 – ACQUISITION OF MINERAL CLAIMS

The Company does not intend to conduct further exploration activities on the Ridgetake Copper-Gold Prospect, which is located 125 kilometers south-west of Williams Lake in the Cariboo-Chilcotin region of south central British Columbia (BC), Canada. The Property comprises 7 mineral claims, Taseko 1 and Taseko 2, and Cu, Cu1, Cu2, Cu3, and Cu4 totaling 7,733 acres (3,129.48 ha). The first two claims were renewed and now expire on March 14, 2014, the subsequent five will expire on June 27, 2014. On March 25, 2013, the Company authorized the issuance of 5,000,000 restricted shares of common stock. The share consideration is recorded at fair market value at the date of the transaction. As of October 31, 2013, 2,000,000 common shares have been issued. The remaining 3,000,000 common shares have not been issued and the share consideration is recorded as a stock payable. Management has determined to record an impairment charge of $2,500,000 because the property is not revenue producing and the future economic benefits are not substantiated.

NOTE 7 – LEASE OF OIL AND GAS CLAIMS

On October 17, 2013, the company entered into an agreement with American Land and Exploration Company (“American Land”) to purchase 100% working interest in the 1,840.69 M/L acres in the oil and gas leases in Henderson, Tennessee. The Company agreed to pay $250,000 as follows:

-	$25,000 within 10 days of the agreement (paid)
-	$25,000 within 45 days of the agreement (paid)
-	$100,000 within 135 days of the agreement
-	$100,000 within 225 days of the agreement

American Land will hold the lease interest in trust for Black River Petroleum Corp. until such time as the agreement is completed or terminated. In the event of non-payment, the Company will forfeit its lease interest. American Land is entitled to receive a 7.5% royalty on all production.

The Company has an option to purchase additional 2,000 acres within a 5 mile radius of the property for $100,000 with 315 days of the date of the agreement.

NOTE 8 – IMPAIRMENT OF MINING CLAIMS

Mineral property claims are tested for impairment when facts and circumstances suggest that the carrying amount of the mineral property interests exceed their recoverable amounts. The Company has determined that due to present market conditions, it was necessary to record an impairment of the carrying value of its Ridgestake Copper-Gold Prospect property as at October 31, 2013. The non-cash loss attributable to the impairment is $2,500,000.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 9 - COMMON STOCK

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

On March 25, 2013, the company entered into an agreement to purchase mineral claim for $10,000 and 5,000,000 common shares. The share consideration is recorded at fair market value at the date of the transaction. As of October 31, 2013, 2,000,000 common shares have been issued. The remaining 3,000,000 common share consideration is recorded as a stock payable.

On July 9, 2013, the company entered into an agreement to sell 111,111 common shares for total proceeds of $50,000.

On September 24, 2013, the company entered into an agreement to sell 148,148 common shares for total proceeds of $60,000.

On October 11, 2013, the company entered into an agreement to sell 166,666 common shares for total proceeds of $75,000.

As of October 31, 2013, Black River Petroleum Corp. (formerly American Copper Corp.) has issued 71,725,925 common shares.

NOTE 10 – SUBSEQUENT EVENT

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement.

The Employment Agreement may be terminated by the Company and by Mr. Stanbury. Should the Employment Agreement be terminated by the Company without cause, by Mr. Stanbury for good reason, or pursuant to a change of control, Mr. Stanbury is entitled to receive one times his base salary and other benefits at the time of termination (including any bonus); any earned but unpaid base salary, and accrued but unpaid vacation time.  Should the Employment Agreement be terminate by the Company for cause or by Mr. Stanbury other than for good reason, Mr. Stanbury is entitled to receive any earned but unpaid base salary, including any bonus and accrued but unpaid vacation time.

On December 11, 2013, the Company issued 367,489 shares of our common stock, pursuant to a debt settlement agreement (the “Settlement Agreement”) with Mr. Stanbury, the sole officer and director of the Company, in exchange for a settlement of $148,833 owed to Mr. Stanbury. The deemed price of the shares issued was $0.405 per share, calculated at a 10% discount to the trading price of the common stock on the date of the Settlement Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim periods up through the date the relationship ended.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of its executive officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the sole executive officer of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were ineffective.

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

As of October 31, 2013, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financials officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of October 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of October 31, 2013, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) fo Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2013, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2103 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions

Alexander Stanbury	35	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and the sole member of the Board of Directors

The person named above has held his offices/positions since December 17, 2012 and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our sole officer and director

Alexander Stanbury, 35, President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director. Alexander Stanbury represents executive strengths across the fields of business development and consultation, corporate finance and the Natural Resources sector. In 2011, Mr. Stanbury founded HASS Advisors Limited. Drawing on his experience and training, the consultancy firm provides guidance and connections to business leaders regarding growth strategies, project finance, and raising capital through private and public placements. Mr. Stanbury's prior corporate finance consultancy experience includes the origination and syndication of both private and public placements for companies within the Natural Resources sector for the boutique merchant bank Prosdocimi Limited. Earlier in his career, Mr. Stanbury served as Associate Director with the London-based investment bank Dawnay, Day Corporate Finance Limited, where he specialized in equity capital markets, M&A, and providing financial advisory services including research, analysis and transaction structuring and execution. Mr. Stanbury also gained hedge fund management experience through his time at the New York-based firm Lindemann Capital Partners LLP, and received training from the New York Institute of Finance.

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

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year ended October 31, 2013 except as stated below.

Alexander Stanbury, our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and a director, failed to file a Form 3 as required by section 16(a) of the Exchange Act during the most recent fiscal year. Mr. Stanbury intends to file all forms required by section 16(a) of the Exchange Act within 30 days of this Report.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

2013

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names Executive Officer and Principal		Salary	Bonus	Other Annual Compensation	Under Options/ SARs Granted	Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Irina Cudina (1)	2012	0	0	0	0	0	0	0
President, Chief Executive Officer
Secretary, Treasurer,	2013	0	0	0	0	0	0	0
Chief Financial Officer, Director

Alex Stanbury	2012	0	0	0	0	0	0	0
President, Chief Executive Officer
Secretary, Treasurer,
Chief Financial Officer, Director	2013	40,000	0	0	0	0	0	0

(1)	Ms. Cudina resigned as President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director on December 17, 2012.

Employment Agreements

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors.

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement.

The Employment Agreement may be terminated by the Company and by Mr. Stanbury. Should the Employment Agreement be terminated by the Company without cause, by Mr. Stanbury for good reason, or pursuant to a change of control, Mr. Stanbury is entitled to receive one times his base salary and other benefits at the time of termination (including any bonus); any earned but unpaid base salary, and accrued but unpaid vacation time. Should the Employment Agreement be terminate by the Company for cause or by Mr. Stanbury other than for good reason, Mr. Stanbury is entitled to receive any earned but unpaid base salary, including any bonus and accrued but unpaid vacation time.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of January 28, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Alex Stanbury 424 Church Street, Suite 2000 Nashville, Tennessee, TN 37219	37,667,489	52.25%
All directors and officers and 5% stockholders as a group	37,667,489	52.25%

(1)	Based 72,093,414 shares of common stock issued and outstanding as of January 28, 2014.

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

On December 17, 2012, the Company, Ms. Cudina and Alexander Stanbury, current sole officer and director,”) entered into and closed a Stock Purchase Greement, whereby Mr. Stanbury purchased from Ms. Cudina, 36,300,000 shares of common stock, par value $0.00001 per share, of the Company, representing approximately 52% of the issued and outstanding shares of the Company, for an aggregate purchase price of $40,000.

On December 11, 2013, the Company issued 367,489 shares of our Common Stock pursuant to a debt settlement agreement with Alexander Stanbury, the sole officer and director of the Company, in exchange for a settlement of $148,833 owed to Mr. Stanbury. The deemed price of the shares issued was $0.405 per share, calculated at a 10% discount to the trading price of the common stock on the date of the Settlement Agreement.

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended October 31, 2013 and 2102 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended October 31, 2013	Year Ended October 31, 2012
Legal and Accounting Fees	$10,250	$10,250
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$10,250	$10,250

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(6)	Amendment to the Certificate of Incorporation
3.3(1)	Bylaws
10.1(2)	Stock Purchase Agreement, dated December 17, 2012, by and among Black River Petroleum Corp. (f/k/a Farmacia Corporation), Irina Cudina and Alexander Stanbury.
10.2 (3)	Lease Agreement by and between Black River Petroleum Corp. (f/k/a American Copper Corp.) and Regus Group, dated December 13, 2012.
10.3 (4)	Mineral Property Acquisition Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.4 (4)	Mineral Property Transfer Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), US Copper Investments, Ltd, and Ruza
10.5 (5)	Investment Agreement, dated July 3, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.6 (6)	Purchase and Sale Agreement, dated October 17, 2013, by and among Black River Petroleum Corp. (f/k/a American Copper Corp.) and American Land and Exploration Company.
10.7 (7)	Employment Agreement, dated December 1, 2013, by and among Black River Petroleum Corp. and Alexander Stanbury
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2009.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2013.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29 day of January, 2014.

BLACK RIVER PETROLEUM CORP

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

Signature	Title	Date

/s/ Alexander Stanbury	President, Chief Executive Officer, Secretary,
Alexander Stanbury	Treasurer, Chief Financial Officer, and Director	January 29, 2014

