Form 10-Q
period 2014-01-31
Black River Petroleum Corp.
filed 2014-03-18
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-54763

BLACK RIVER PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	1311	98-0642409
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification #)

424 Church Street, Suite 2000

Nashville, Tennessee, TN 37219

(Address of principal executive offices)(Zip Code)

615-651-7383

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

As of March 14, 2014, 72,093,414 shares of common stock, $0.00001 par value per share, were outstanding.

AMERICAN COPPER CORP.

QUARTERLY REPORT ON FORM 10-Q

January 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

1

FINANCIAL STATEMENTS

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

January 31, 2014

(Unaudited)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Balance Sheets

January 31, 2014 and October 31, 2013

(Unaudited)

	January 31, 2014	October 31, 2013

ASSETS

Current Assets
Cash	$106,037	$4,005
Total Current Assets	106,037	4,005
Deposit on lease	50,000	25,000
Total Assets	$156,037	$29,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$12,500	$1,878
Due to Directors	13,923	148,833
Total Liabilities	26,423	150,711
Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 72,093,414 and 71,725,925 shares issued and outstanding) at January 31, 2014 and October 31, 2013, respectively	721	717

Additional paid-in capital	1,438,995	1,270,079

Stock payable	2,225,205	1,500,000

Deficit accumulated during the exploration stage	(3,535,307)	(2,892,502)

Total Stockholders’ Equity (Deficit)	129,614	(121,706)

Total Liabilities and Stockholders’ Equity (Deficit)	$156,037	$29,005

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statements of Operations

For the Three Month Period Ended January 31, 2014 and 2013

and from October 26, 2009 (Inception) to January 31, 2014

(Unaudited)

	Three Month Period Ended January 31, 2014	Three Month Period Ended January 31, 2013	Inception October 26, 2009 (Inception) through January 31, 2014

Operating Expenses

Consulting services	$750	$750	$13,000

Rent	4,537	3,289	28,342

Legal and accounting	5,821	7,071	84,989

General and administrative	17,905	8,852	121,003

Wages	570,205	-	610,205

Geological Research	25,000	-	101,845

Website Development	-	25,345	50,930

Loss on Settlement of Debt	16,537	-	16,537

Impairment of Mining Claims	-	-	2,500,000

Loss from Operations	640,755	45,307	3,526,851

Other Expense

Interest Expense	$2,050	$-	$8,456

Total Other Expense	2,050	-	8,456

Net Loss	$(642,805)	$(45,307)	$(3,535,307)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	71,929,642	95,879,348

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

For the Three Month Period Ended January 31, 2014 and 2013

and Inception October 26, 2009 to January 31, 2014

(Unaudited)

	Three Month Period Ended January 31, 2014	Three Month Period Ended January 31, 2013	Inception October 26, 2009 to January 31, 2014

Operating Activities

Net loss	$(642,805)	$(45,307)	$(3,535,307)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	1,500	1,500	40,840
Impairment of Mining Claims	-	-	2,500,000
Imputed Interest	2,050	-	8,456
Loss on settlement of debt	16,537	-	16,537
Stock based compensation	525,205	-	525,205

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,622	26,383	12,500
Other current assets	(25,000)	-	(50,000)

Net Cash Used in Operating Activities	(111,891)	(17,424)	(481,769)

Financing Activities

Due to directors	13,923	16,608	162,756
Proceeds from the sale of common stock	200,000	-	425,050

Net Cash Provided by Financing Activities	213,923	16,608	587,806

Increase (Decrease) in Cash	102,032	(816)	106,037

Cash - Beginning of Period	4,005	816	-

Cash - End of Period	$106,037	$-	$106,037

Supplemental Disclosure of Cash Flow Information

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Information

Share Cancellation	$-	$1,287	$1,287
Common stock sold for mineral property	$-	$-	$2,500,000
Common stock issued for settlement of debt	$148,833	$-	$148,833

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception, October 26, 2009, to January 31, 2014

(Unaudited)

					Deficit Accumulated
	Common Stock		Additional Paid-in		During the Exploration
	Shares	Amount	Capital	Stock Payable	Stage	Total

Balance at October 26, 2009	-	$-	$-	$-	$-	$-
Issuance of founder’s share	165,000,000	1,650	(1,650)	-	-	-
Donated services	-	-	500	-	-	500
Net loss	-	-	-	-	(775)	(775)
Balances at October 31, 2009	165,000,000	1,650	(1,150)	-	(775)	(275)
Donated services	-	-	6,150	-	-	6,150
Net loss	-	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	165,000,000	1,650	5,000	-	(18,460)	(11,810)
Proceeds from common stock	33,000,000	330	39,670	-	-	40,000
Donated capital and services	-	-	20,740	-	-	20,740
Net loss	-	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	198,000,000	1,980	65,410	-	(37,151)	30,239
Donated services	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	(36,533)	(36,533)
Balances at October 31, 2012	198,000,000	1,980	71,410	-	(73,684)	(294)
Cancelled shares	(128,700,000)	(1,287)	1,287	-	-	-
Donated services	-	-	6,000	-	-	6,000
Imputed interest	-	-	6,406	-	-	6,406
Common stock sold for mineral	2,000,000	20	999,980	1,500,000	-	2,500,000
Proceeds from common stock	425,925	4	184,996	-	-	185,000
Net loss	-	-	-	-	(2,818,818)	(2,818,818)
Balances at October 31, 2013	71,725,925	$717	$1,270,079	$1,500,000	$(2,892,502)	$(121,706)
Proceeds from common stock	-	-	-	200,000	-	200,000
Shares issued for debt settlement	367,489	4	165,366	-	-	165,370
Stock based compensation	-	-	-	525,205	-	525,205
Imputed interest	-	-	2,050	-	-	2,050
Donated services	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	(642,805)	(642,805)
Balances at January 31, 2014	72,093,414	$721	$1,438,995	$2,225,205	$(3,535,307)	$129,614

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

The Company was incorporated on October 26, 2009 in the State of Nevada. The Company is an exploration stage corporation and is engaged in the search mineral deposits or reserves which are not in the development or production stage. The Company intends to explore for oil and gas on its mining property.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Black River Petroleum Corp. will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Black River Petroleum Corp. be unable to continue as a going concern.  As at January 31, 2014 Black River Petroleum Corp. has a working capital deficiency, has not generated revenues and has accumulated losses of $3,535,307 (2013: $2,892,502) since inception.  The continuation of Black River Petroleum Corp. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Black River Petroleum Corp. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Black River Petroleum Corp. ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at January 31, 2014 or October 31, 2013.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. Imputed interest of $2,050 was recorded as donated capital for the three months ended January 31, 2014.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of January 31, 2014 and October 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2014 and October 31, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company currently has net operating loss carryforwards aggregating $493,565 (2013: $392,502), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of January 31, 2014:

	2014	2013
Deferred tax assets	$167,812	$133,451
Valuation allowance for deferred tax assets	(167,812)	(133,451)
Net deferred tax assets	$-	$-

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

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (Continued)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2014 and October 31, 2013:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended January 31, 2014 the Company recognized a total of $1,500 (2013: $1,500) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of January 31, 2014, the director has advanced a total of $13,923 (2013: $148,833).

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of January 31, 2014, 1,167,123 shares have been vested and compensation expense of $525,205 was recorded based on the closing price of the shares on the date of grant.

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

On December 11, 2013, the Company issued 367,489 shares of our common stock, pursuant to a debt settlement agreement (the “Settlement Agreement”) with Mr. Stanbury, the sole officer and director of the Company, in exchange for a settlement of $148,833 owed to Mr. Stanbury. The common stock issued had a fair value of $165,370, which resulted in a loss of $16,537.

NOTE 6 – ACQUISITION OF MINERAL CLAIMS

The Company does not intend to conduct exploration activities on the Ridgetake Copper-Gold Prospect, which is located 125 kilometers south-west of Williams Lake in the Cariboo-Chilcotin region of south central British Columbia (BC), Canada. The Property comprises 7 mineral claims, Taseko 1 and Taseko 2, and Cu, Cu1, Cu2, Cu3, and Cu4 totaling 7,733 acres (3,129.48 ha). The first two claims were renewed very recently and now expire on March 14, 2014, the subsequent five will expire on June 27, 2013. On March 25, 2013, the Company authorized the issuance of 5,000,000 restricted shares of common stock. The share consideration is recorded at fair market value at the date of the transaction. As of January 31, 2014, 2,000,000 common shares have been issued. The remaining 3,000,000 common shares have not been issued and the share consideration is recorded as a stock payable. Management has determined to record an impairment charge of $2,500,000 because the property is not revenue producing and the future economic benefits are not substantiated.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

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

(Unaudited)

NOTE 9 - COMMON STOCK - Continued

On July 9, 2013, the company entered into an agreement to sell 111,111 common shares for total proceeds of $50,000.

On September 24, 2013, the company entered into an agreement to sell 148,148 common shares for total proceeds of $60,000.

On October 11, 2013, the company entered into an agreement to sell 166,666 common shares for total proceeds of $75,000.

On November 4, 2013, the company entered into an agreement to sell 222,222 common shares for total proceeds of $100,000. As of January 31, 2014, the common shares have not been issued and the share consideration is recorded as a stock payable.

On December 11, 2013, the Company issued 367,489 shares of our common stock, pursuant to a debt settlement agreement (the “Settlement Agreement”) with Mr. Stanbury, the sole officer and director of the Company, in exchange for a settlement of $148,833 owed to Mr. Stanbury. The common stock issued had a fair value of $165,370, which resulted in a loss of $16,537.

On January 8, 2014, the company entered into an agreement to sell 246,913 common shares for total proceeds of $100,000. As of January 31, 2014, the common shares have not been issued and the share consideration is recorded as a stock payable.

As of January 31, 2014, 1,167,123 common shares have vested as per Employment Agreement with Mr. Stanbury. As of January 31, 2014, the shares have not yet been issued. The value of the shares $525,205 was based on the closing price of the stock on the date of grant and is recorded as a stock payable.

As of January 31, 2014, Black River Petroleum Corp. (formerly American Copper Corp.) has issued 72,093,414 common shares.

NOTE 10 – SUBSEQUENT EVENT

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

Overview

Black River Petroleum Corp. (the “Company”) is an Oil and Gas exploration stage company. The Company is based in Nashville, Tennessee and its current focus lies in the exploration of the Natchez Trace Prospect in Henderson County, Western Tennessee.

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

The Company has changed its name to reflect the change in strategy to focus on the oil and gas industry. This decision was taken by management in response to disappointing results from the exploration program undertaken on the Ridgestake Copper-Gold prospect in British Columbia. It was decided that it was in the best interests of the Company not to expend any more of its resources on metals exploration in British Columbia.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues or profits. Recently, our management has undertaken a change in its focus to oil and gas, where the Company’s management feels the Company will have a better chance of raising capital and developing a successful project. We are not anticipated to start generating revenues for the foreseeable future until we have acquired, explored and developed successful oil and gas related projects, all of which may not occur successfully.

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

Operating Expenses

For the three months ended January 31, 2014 and 2013

For the three months ended January 31, 2014 and 2013 we incurred operating expenses in the amount of $640,755, and $45,307 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $750 for the quarters ended January 31, 2014 and 2013, (ii) rent expenses of $4,537 and $3,289 for the quarters ended January 31, 2014 and 2013respective, (iii) legal and accounting expenses of $5,821 and $7,071 for the quarters ended January 31, 2014 and 2013 respectively, (iv) general and administrative expenses of $17,905 and $8,852 for the quarters ended January 31, 2014 and 2013 respectively, (v) web development expenses of $0 and $25,345 for the quarters ended January 31, 2014 and 2013 respectively, (vi) geological research expenses of $50,000 and $0 for the quarters ended January 31, 2014 and 2013 respectively, (vii) wage expenses of $570,205 and $0 for the quarters ended January 31, 2014 and 2013 respectively, and (viii) loss on settlement of debt of $16,537 and $0.

Net Loss

Our net loss for the three months ended January 31, 2014 and 2013 was $642,805 and $45,307 respectively. The increase in net loss was the result of change in strategy to focus on the exploration business.

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

On July 3, 2013, the Company entered into an investment agreement (the “Investment Agreement”), with US Copper Investments Ltd. ( “US Copper”), whereby the US Copper shall have the option to purchase up to $12,500,000 of Common Stock. As a result of the Company’s decision to change its strategy to focus on the oil and gas industry, the parties have agreed to allow the Investment Agreement to expire. The Company will issue no further put notices, nor receive any further funds pursuant to the Investment Agreement.

As of January 31, 2014, our total assets were $156,037 and our total liabilities were $26,423.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2013, the Company granted 1,000,000 shares of our common stock to Alexander Stanbury, our sole officer and director, pursuant to an employment agreement with Mr. Stanbury. Mr. Stanbury is entitled to receive 3,000,000 of the Company’s common shares, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the employment agreement, and 1,000,000 to vest on the second anniversary of the employment agreement. The share based compensation is valued based on the closing price of the shares on the date of grant. As of January 31, 2014, 1,167,123 common shares vested valued at $525,205 were recorded as compensation expense and stock payable. As of January 31, 2014, 1,167,123 shares have not yet been issued.

On December 11, 2013, the Company issued 367,489 shares of our common stock pursuant to a debt settlement agreement with Alexander Stanbury, the sole officer and director of the Company. The deemed price of the shares issued was $0.405 per share, calculated at a 10% discount to the trading price of the common stock on the date of the Settlement Agreement.

On November 4, 2013, the Company issued 222,222 shares of its common stock to investors in exchange for net proceeds of $100,000.

On January 8, 2014, the Company issued 246,913 shares of its common stock to investors in exchange for net proceeds of $100,000.

The above referenced shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company’s reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2014	BLACK RIVER PETROLEUM CORP.

/s/ Alexander Stanbury
Alexander Stanbury President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer.

