Form 10-Q
period 2014-04-30
Black River Petroleum Corp.
filed 2014-06-16
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-54704

BLACK RIVER PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	1311	98-0642409
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification #)

424 Church Street, Suite 2000

Nashville, Tennessee, TN 37219

(Address of principal executive offices)(Zip Code)

(615) 651-7383

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

As of June 16, 2014, 72,712,549 shares of common stock, $0.00001 par value per share, were outstanding.

AMERICAN COPPER CORP.

QUARTERLY REPORT ON FORM 10-Q

April 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

1

FINANCIAL STATEMENTS

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

April 30, 2014

(Unaudited)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Balance Sheets

April 30, 2014 and October 31, 2013

(Unaudited)

	April 30, 2014	October 31, 2013

ASSETS

Current Assets
Cash	$51,490	$4,005
Total Current Assets	51,490	4,005
Deposit on lease	150,000	25,000
Total Assets	$201,490	$29,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$8,301	$1,878

Due to Directors	-	148,833

Total Liabilities	8,301	150,711

Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 72,712,549 and 71,725,925 shares issued and outstanding) at April 30, 2014 and October 31, 2013, respectively	727	717

Additional paid-in capital	1,673,320	1,270,079

Stock payable	2,344,931	1,500,000

Deficit accumulated during the exploration stage	(3,825,789)	(2,892,502)

Total Stockholders’ Equity (Deficit)	193,189	(121,706)

Total Liabilities and Stockholders’ Equity (Deficit)	$201,490	$29,005

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statements of Operations

For the Three and Six Month Periods Ended April 30, 2014 and 2013

and from October 26, 2009 (Inception) to April 30, 2014

(Unaudited)

	Three Month Period Ended April 30, 2014	Three Month Period Ended April 30, 2013	Six Month Period Ended April 30, 2014	Six Month Period Ended April 30, 2013	October 26, 2009 (Inception) through April 30, 2014

Operating Expenses

Consulting services	$52,747	$750	$53,497	$1,500	$65,747

Rent	4,843	3,002	9,380	6,291	33,185

Legal and accounting	17,304	1,100	23,125	8,171	102,293

General and administrative	50,585	27,398	68,490	36,250	171,588

Wages	138,726	-	708,931	-	748,931

Geological research	8,678	20,000	33,678	20,000	110,523

Website development	17,514	10,300	17,514	35,645	68,444

Loss on Settlement of Debt	-	-	16,537	-	16,537

Impairment of mining claims	-	2,500,000	-	2,500,000	2,500,000

Loss from operations	290,397	2,562,550	931,152	2,607,857	3,817,248

Other expense

Interest expense	85	1,075	2,135	1,075	8,541

Total other expense	85	1,075	2,135	1,075	8,541

Net Loss	$(290,482)	$(2,563,625)	$(933,287)	$(2,608,932)	$(3,825,789)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding	72,446,978	92,437,079	72,184,023	82,809,945

 (The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

For the Six Month Period Ended April 30, 2014 and 2013

and Inception October 26, 2009 to April 30, 2014

(Unaudited)

	Six Month Period Ended April 30, 2014	Six Month Period Ended April 30, 2013	Inception October 26, 2009 to April 30, 2014

Operating Activities

Net loss	$(933,287)	$(2,608,932)	$(3,825,789)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	3,000	3,000	42,340
Impairment of Mining Claims	-	2,500,000	2,500,000
Imputed Interest	2,135	1,075	8,541
Loss on settlement of debt	16,537	-	16,537
Stock based compensation	667,677	-	667,677
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,423	14,812	8,301
Other current assets	(125,000)	-	(150,000)

Net Cash Used in Operating Activities	(362,515)	(90,045)	(732,393)

Financing Activities

Due to directors	-	89,320	148,833
Proceeds from the sale of common stock	410,000	-	635,050
Net Cash Provided by Financing Activities	410,000	89,320	783,883

Increase (Decrease) in Cash	47,485	(725)	51,490

Cash - Beginning of Period	4,005	816	-

Cash - End of Period	$51,490	$91	$51,490

Supplemental Disclosure of Cash Flow Information

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Information

Share Cancellation	$-	$1,287	$1,287
Common stock sold for mineral property	$-	$2,500,000	$2,500,000
Common stock issued for settlement of debt	$148,833	$-	$148,833

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception, October 26, 2009, to April 30, 2014

(Unaudited)

					Deficit Accumulated
	Common Stock		Additional Paid-in		During the Exploration
	Shares	Amount	Capital	Stock Payable	Stage	Total

Balance at October 26, 2009	-	$-	$-	$-	$-	$-
Issuance of founder’s share	165,000,000	1,650	(1,650)	-	-	-
Donated services	-	-	500	-	-	500
Net loss	-	-	-	-	(775)	(775)
Balances at October 31, 2009	165,000,000	1,650	(1,150)	-	(775)	(275)
Donated services	-	-	6,150	-	-	6,150
Net loss	-	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	165,000,000	1,650	5,000	-	(18,460)	(11,810)
Proceeds from common stock	33,000,000	330	39,670	-	-	40,000
Donated capital and services	-	-	20,740	-	-	20,740
Net loss	-	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	198,000,000	1,980	65,410	-	(37,151)	30,239
Donated services	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	(36,533)	(36,533)
Balances at October 31, 2012	198,000,000	1,980	71,410	-	(73,684)	(294)
Cancelled shares	(128,700,000)	(1,287)	1,287	-	-	-
Donated services	-	-	6,000	-	-	6,000
Imputed interest	-	-	6,406	-	-	6,406
Common stock sold for mineral	2,000,000	20	999,980	1,500,000	-	2,500,000
Proceeds from common stock	425,925	4	184,996	-	-	185,000
Net loss	-	-	-	-	(2,818,818)	(2,818,818)
Balances at October 31, 2013	71,725,925	$717	$1,270,079	$1,500,000	$(2,892,502)	$(121,706)
Proceeds from common stock	469,135	5	199,995	210,000	-	410,000
Shares issued for debt settlement	367,489	4	165,366	-	-	165,370
Stock based compensation	150,000	1	32,745	634,931	-	667,677
Imputed interest	-	-	2,135	-	-	2,135
Donated services	-	-	3,000	-	-	3,000
Net loss	-	-	-	-	(933,287)	(933,287)
Balances at April 30, 2014	72,712,549	$727	$1,673,320	$2,344,931	$(3,825,789)	$193,189

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

The Company was incorporated on October 26, 2009 in the State of Nevada. The Company is an exploration stage corporation and is engaged in the search mineral deposits or reserves which are not in the development or production stage. The Company intends to explore for oil and gas on its acreage.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Black River Petroleum Corp. will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Black River Petroleum Corp. be unable to continue as a going concern.  As at April 30, 2014 Black River Petroleum Corp. has a working capital deficiency, has not generated revenues and has accumulated losses of $3,825,789 (2013: $2,892,502) since inception.  The continuation of Black River Petroleum Corp. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Black River Petroleum Corp. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Black River Petroleum Corp. ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at April 30, 2014 or October 31, 2013.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. Imputed interest of $85 was recorded as donated capital for the three months ended April 30, 2014.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2014 and October 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2014 and October 31, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS –

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

The Company currently has net operating loss carryforwards aggregating $652,977 (2013: $392,502), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 3 -INCOME TAXES - Continued

The Company has deferred income tax assets, which have been fully reserved, as follows as of April 30, 2014:

	2014	2013
Deferred tax assets	$222,012	$133,451
Valuation allowance for deferred tax assets	(222,012)	(133,451)
Net deferred tax assets	$-	$-

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

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS - Continued

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2014 and October 31, 2013:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six month period ended April 30, 2014 the Company recognized a total of $3,000 (2013: $3,000) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of April 30, 2014, 1,410,959 shares have been vested and compensation expense of $634,931 was recorded based on the closing price of the shares on the date of grant.

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

NOTE 6 – ACQUISITION OF MINERAL CLAIMS

The Company does not intend to conduct exploration activities on the Ridgetake Copper-Gold Prospect, which is located 125 kilometers south-west of Williams Lake in the Cariboo-Chilcotin region of south central British Columbia (BC), Canada. The Property comprised 7 mineral claims, Taseko 1 and Taseko 2, and Cu, Cu1, Cu2, Cu3, and Cu4 totaling 7,733 acres (3,129.48 ha). All these claims have now expired. On March 25, 2013, the Company authorized the issuance of 5,000,000 restricted shares of common stock.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 6 – ACQUISITION OF MINERAL CLAIMS - Continued

The share consideration is recorded at fair market value at the date of the transaction. As of April 30, 2014, 2,000,000 common shares have been issued. The remaining 3,000,000 common shares have not been issued and the share consideration is recorded as a stock payable. Management has determined to record an impairment charge of $2,500,000 because the property is not revenue producing and the future economic benefits are not substantiated.

NOTE 7 – LEASE OF OIL AND GAS CLAIMS

On October 17, 2013, the company entered into an agreement with American Land and Exploration Company (“American Land”) to purchase 100% working interest in the 1,840.69 M/L acres in the oil and gas leases in Henderson, Tennessee. The Company agreed to pay $250,000 as follows:

-	$25,000 within 10 days of the agreement (paid)
-	$25,000 within 45 days of the agreement (paid)
-	$100,000 within 135 days of the agreement (paid)
-	$100,000 within 225 days of the agreement

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

On February 1, 2014, the company entered into an agreement to sell 370,370 common shares for total proceeds of $150,000. As of April 30, 2014, the common shares have not been issued and the share consideration is recorded as a stock payable.

On March 1, 2014, the company entered into an agreement to sell 148,148 common shares for total proceeds of $60,000. As of April 30, 2014, the common shares have not been issued and the share consideration is recorded as a stock payable.

On April 3, 2014, the company entered into an Employment Agreement with Tim Gognat. Pursuant to the agreement, Tim Gognat is entitled to receive 150,000 of the company’s common stock on the date of the agreement. As of April 30, 2014, 150,000 shares have been issued. The value of the shares $32,746 was based on the closing price of the stock on the date of the agreement.

As of April 30, 2014, 1,410,959 common shares have vested as per Employment Agreement with Mr. Stanbury. As of April 30, 2014, the shares have not yet been issued. The value of the shares $634,931 was based on the closing price of the stock on the date of grant and is recorded as a stock payable.

As of April 30, 2014, Black River Petroleum Corp. (formerly American Copper Corp.) has issued 72,712,549 common shares.

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

On March 1, 2014, the Company entered into a Technical Services Agreement with MHA Petroleum Consultants, LLC. a Denver-based consultancy firm that provide a broad range of oil reservoir management services to the Oil & Gas Industry. The Board commissioned MHA to write an Independent Petroleum Engineers’ report on its Natchez Trace Prospect.

This work is currently ongoing and MHA are producing a 3rd party evaluation of the Natchez Trace prospect which includes seismic reprocessing and interpretation; petrophysical evaluation of both the seal and reservoir, and source potential; structural mapping, using the Company’s existing exploration data, including offset well tops and detailed volumetrics for the prospect as well as a proposed work program going forward. MHA have also reviewed all the previous work undertaken for the Company and confirmed that it was performed to industry best standards.

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

Operating Expenses

For the three and six months ended April 30, 2014 and 2013

For the three months ended April 30, 2014 and 2013 we incurred operating expenses in the amount of $290,397, and $2,562,550 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $52,747 and $750 for the quarters ended April 30, 2014 and 2013, (ii) rent expenses of $4,843 and $3,002 for the quarters ended April 30, 2014 and 2013 respective, (iii) legal and accounting expenses of $17,304 and $1,100 for the quarters ended April 30, 2014 and 2013 respectively, (iv) general and administrative expenses of $50,585 and $27,398 for the quarters ended April 30, 2014 and 2013 respectively, (v) web development expenses of $17,514 and $10,300 for the quarters ended April 30, 2014 and 2013 respectively, (vi) geological research expenses of $8,678 and $20,000 for the quarters ended April 30, 2014 and 2013 respectively, (vii) wage expenses of $138,726 and $0 for the quarters ended April 30, 2014 and 2013 respectively, and (viii) impairment of mining claims of $0 and $2,500,000 for the quarters ended April 30, 2014 and 2013 respectively.

For the six months ended April 30, 2014 and 2013 we incurred operating expenses in the amount of $931,152, and $2,607,857 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $53,497 and $1,500 for the six months ended April 30, 2014 and 2013, (ii) rent expenses of $9,380 and $6,291 for the six months ended April 30, 2014 and 2013 respective, (iii) legal and accounting expenses of $23,125 and $8,171 for the six months ended April 30, 2014 and 2013 respectively, (iv) general and administrative expenses of $68,490 and $36,250 for the six months ended April 30, 2014 and 2013 respectively, (v) web development expenses of $17,514 and $35,654 for the six months ended April 30, 2014 and 2013 respectively, (vi) geological research expenses of $33,678 and $20,000 for the six months ended April 30, 2014 and 2013 respectively, and (vii) wage expenses of $708,931 and $0 for the six months ended April 30, 2014 and 2013 respectively, and (viii) impairment of mining claims of $0 and $2,500,000 for the six months ended April 30, 2014 and 2013 respectively.

Net Loss

Our net loss for the three months ended April 30, 2014 and 2013 was $290,482 and $2,563,625 respectively. Our net loss for the six months ended April 30, 2014 and 2013 was $933,287 and $2,608,932 respectively. The increase in net loss was the result of change in strategy to focus on the exploration business.

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

As of April 30, 2014, our total assets were $201,490 and our total liabilities were $8,301.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2014, the Company granted 370,370 shares of its common stock to investors in exchange for net proceeds of $150,000 recorded as stock payable.

On March 26, 2014, the Company granted 148,148 shares of its common stock to investors in exchange for net proceeds of $60,000 recorded as stock payable.

On April 4, 2014, the Company issued 150,000 shares of the Company’s common stock pursuant to an agreement with Tim Gognat, the Company’s Exploration Manager.

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

Dated: June 16, 2014	BLACK RIVER PETROLEUM CORP.

/s/ Alexander Stanbury
Alexander Stanbury President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer.

