Form 10-Q
period 2014-07-31
Black River Petroleum Corp.
filed 2014-09-22
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of September 19, 2014, 73,231,067 shares of common stock, $0.00001 par value per share, were outstanding.

AMERICAN COPPER CORP.

QUARTERLY REPORT ON FORM 10-Q

July 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

1

FINANCIAL STATEMENTS

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

July 31, 2014

(Unaudited)

2

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Balance Sheets

July 31, 2014 and October 31, 2013

(Unaudited)

	July 31, 2014	October 31, 2013

ASSETS

Current Assets
Cash	$151	$4,005
Total Current Assets	151	4,005
Deposit on lease	150,000	25,000

Total Assets	$150,151	$29,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$32,812	$1,878
Due to Directors	-	148,833

Total Liabilities	32,812	150,711

Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 73,231,067 and 71,725,925 shares issued and outstanding) at July 31, 2014 and October 31, 2013, respectively	732	717

Additional paid-in capital	1,910,454	1,270,079

Stock payable	2,248,356	1,500,000

Deficit accumulated during the exploration stage	(4,042,203)	(2,892,502)

Total Stockholders’ Equity (Deficit)	117,339	(121,706)

Total Liabilities and Stockholders’ Equity (Deficit)	$150,151	$29,005

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statements of Operations

For the Three and Nine Month Periods Ended July 31, 2014 and 2013

and from October 26, 2009 (Inception) to July 31, 2014

(Unaudited)

	Three Month Period Ended July 31, 2014	Three Month Period Ended July 31, 2013	Nine Month Period Ended July 31, 2014	Nine Month Period Ended July 31, 2013	October 26, 2009 (Inception) through July 31, 2014

Operating Expenses

Consulting services	$29,388	$750	$82,885	$2,250	$95,135

Rent	5,842	4,133	15,222	10,424	39,027

Legal and accounting	14,740	6,335	37,865	14,506	117,033

General and administrative	22,019	26,222	90,509	62,472	193,607

Wages	143,425	-	852,356	-	892,356

Geological research	1,000	45,527	34,678	65,527	111,523

Website development	-	-	17,514	35,645	68,444

Loss on Settlement of Debt	-	-	16,537	-	16,537

Impairment of mining claims	-	-	-	2,500,000	2,500,000

Loss from operations	216,414	82,967	1,147,566	2,690,824	4,033,662

Other expense

Interest expense	-	2,314	2,135	3,389	8,541

Total other expense	-	2,314	2,135	3,389	8,541

Net Loss	$(216,414)	$(85,281)	$(1,149,701)	$(2,694,213)	$(4,042,203)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding	73,107,074	70,028,261	72,495,088	78,502,564

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

For the Nine Month Period Ended July 31, 2014 and 2013

and Inception October 26, 2009 to July 31, 2014

(Unaudited)

	Nine Month Period Ended July 31, 2014	Nine Month Period Ended July 31, 2013	Inception October 26, 2009 to July 31, 2014

Operating Activities

Net loss	$(1,149,701)	$(2,694,213)	$(4,042,203)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	4,500	4,500	43,840
Impairment of Mining Claims	-	2,500,000	2,500,000
Imputed Interest	2,135	3,389	8,541
Loss on settlement of debt	16,537	-	16,537
Stock based compensation	806,741	-	806,741
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,934	(1,110)	32,812
Other current assets	(125,000)	-	(150,000)

Net Cash Used in Operating Activities	(413,854)	(187,434)	(783,732)

Financing Activities

Due to directors	-	148,509	148,833
Proceeds from the sale of common stock	410,000	50,000	635,050

Net Cash Provided by Financing Activities	410,000	198,509	783,883

Increase (Decrease) in Cash	(3,854)	11,075	151

Cash - Beginning of Period	4,005	816	-

Cash - End of Period	$151	$11,891	$151

Supplemental Disclosure of Cash Flow Information

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Information
Share Cancellation	$-	$1,287	$1,287
Common stock sold for mineral property	$-	$2,500,000	$2,500,000
Common stock issued for settlement of debt to directors	$148,833	$-	$148,833

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception, October 26, 2009, to July 31, 2014

(Unaudited)

					Deficit Accumulated
	Common Stock		Additional Paid-in		During the Exploration
	Shares	Amount	Capital	Stock Payable	Stage	Total

Balance at October 26, 2009	-	$-	$-	$-	$-	$-
Issuance of founder’s share	165,000,000	1,650	(1,650)	-	-	-
Donated services	-	-	500	-	-	500
Net loss	-	-	-	-	(775)	(775)
Balances at October 31, 2009	165,000,000	1,650	(1,150)	-	(775)	(275)
Donated services	-	-	6,150	-	-	6,150
Net loss	-	-	-	-	(17,685)	(17,685)
Balances at October 31, 2010	165,000,000	1,650	5,000	-	(18,460)	(11,810)
Proceeds from common stock	33,000,000	330	39,670	-	-	40,000
Donated capital and services	-	-	20,740	-	-	20,740
Net loss	-	-	-	-	(18,691)	(18,691)
Balances at October 31, 2011	198,000,000	1,980	65,410	-	(37,151)	30,239
Donated services	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	(36,533)	(36,533)
Balances at October 31, 2012	198,000,000	1,980	71,410	-	(73,684)	(294)
Cancelled shares	(128,700,000)	(1,287)	1,287	-	-	-
Donated services	-	-	6,000	-	-	6,000
Imputed interest	-	-	6,406	-	-	6,406
Common stock sold for mineral	2,000,000	20	999,980	1,500,000	-	2,500,000
Proceeds from common stock	425,925	4	184,996	-	-	185,000
Net loss	-	-	-	-	(2,818,818)	(2,818,818)
Balances at October 31, 2013	71,725,925	$717	$1,270,079	$1,500,000	$(2,892,502)	$(121,706)
Proceeds from common stock	987,653	10	409,990	-	-	410,000
Shares issued for debt settlement	367,489	4	165,366	-	-	165,370
Stock based compensation	150,000	1	58,384	748,356	-	806,741
Imputed interest	-	-	2,135	-	-	2,135
Donated services	-	-	4,500	-	-	4,500
Net loss	-	-	-	-	(1,149,701)	(1,149,701)
Balances at July 31, 2014	73,231,067	$732	$1,910,454	$2,248,356	$(4,042,203)	$117,339

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Black River Petroleum Corp. will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Black River Petroleum Corp. be unable to continue as a going concern.  As at July 31, 2014 Black River Petroleum Corp. has a working capital deficiency, has not generated revenues and has accumulated losses of $4,042,203 (2013: $2,892,502) since inception.  The continuation of Black River Petroleum Corp. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Black River Petroleum Corp. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Black River Petroleum Corp. ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at July 31, 2014 or October 31, 2013.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. There was $2,135 imputed interest recorded as donated capital for the nine months ended July 31, 2014.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2014 and October 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2014 and October 31, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company currently has net operating loss carryforwards aggregating $728,827 (2013: $392,502), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 3 -INCOME TAXES - Continued

The Company has deferred income tax assets, which have been fully reserved, as follows as of July 31, 2014:

	2014	2013
Deferred tax assets	$247,801	$133,451
Valuation allowance for deferred tax assets	(247,801)	(133,451)
Net deferred tax assets	$-	$-

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

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS - Continued

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2014 and October 31, 2013:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine month period ended July 31, 2014 the Company recognized a total of $4,500 (2013: $4,500) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of July 31, 2014, 1,663,014 shares have been vested and compensation expense of $748,356 was recorded based on the closing price of the shares on the date of grant.

The Employment Agreement may be terminated by the Company and by Mr. Stanbury. Should the Employment Agreement be terminated by the Company without cause, by Mr. Stanbury for good reason, or pursuant to a change of control, Mr. Stanbury is entitled to receive one times his base salary and other benefits at the time of termination (including any bonus); any earned but unpaid base salary, and accrued but unpaid vacation time.  Should the Employment Agreement be terminated by the Company for cause or by Mr. Stanbury other than for good reason, Mr. Stanbury is entitled to receive any earned but unpaid base salary, including any bonus and accrued but unpaid vacation time.

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

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 6 – ACQUISITION OF MINERAL CLAIMS - Continued

The share consideration is recorded at fair market value at the date of the transaction. As of July 31, 2014, 2,000,000 common shares have been issued. The remaining 3,000,000 common shares have not been issued and the share consideration is recorded as a stock payable. Management has determined to record an impairment charge of $2,500,000 because the property is not revenue producing and the future economic benefits are not substantiated.

NOTE 7 – LEASE OF OIL AND GAS CLAIMS

On October 17, 2013, the company entered into an agreement with American Land and Exploration Company (“American Land”) to purchase 100% working interest in the 1,840.69 M/L acres in the oil and gas leases in Henderson, Tennessee. The Company agreed to pay $250,000 as follows:

-	$25,000 within 10 days of the agreement (paid)
-	$25,000 within 45 days of the agreement (paid)
-	$100,000 within 135 days of the agreement (paid)
-	$100,000 within 225 days of the agreement.

The final payment of $100,000 is currently past due, and the Company is in the process of negotiating amendments to the agreement, which will extend the final payment to December 2014. A final agreement has not been reached as of the date of this Report.

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

On April 3, 2014, the company entered into an Employment Agreement with Tim Gognat. Pursuant to the agreement, Tim Gognat is entitled to receive 150,000 of the company’s common stock on the date of the agreement. As of July 31, 2014, 150,000 shares have been issued with 128,689 vested. The value of the vested shares $58,385 was based on the closing price of the stock on the date of the agreement.

As of July 31, 2014, 1,663,014 common shares have vested as per Employment Agreement with Mr. Stanbury. As of July 31, 2014, the shares have not yet been issued. The value of the shares $748,356 was based on the closing price of the stock on the date of grant and is recorded as a stock payable.

As of July 31, 2014, Black River Petroleum Corp. (formerly American Copper Corp.) has issued 73,231,067 common shares.

Black River Petroleum Corp. (formerly American Copper Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 10 – SUBSEQUENT EVENT

On August 12, 2014, the company entered into an agreement to sell 68,376 common shares for total proceeds of $40,000.

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

On October 17, 2013, the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”), with American Land and Exploration Company (“American Land”) whereby the Company acquired from American Land a 100% undivided right, title and working interest in certain oil and gas interests (the “Leases”) which comprise a parcel of 1,840.69 M/L acres in Henderson County Tennessee, the Natchez Trace Prospect (the “Natchez Trace Prospect”) in exchange for $250,000 (the “Purchase Price”) to be paid as follows: (i) $25,000 within ten (10) days of the Effective Date; (ii) $25,000 within forty-five (45) days of the Effective Date, (iii) $100,000 within one hundred and thirty-five (135) days of the Effective Date; and (iv) $100,000 within two hundred and twenty-five (225) days of the Effective Date. The final payment of $100,000 is currently past due, and the Company is in the process of negotiating amendments to the agreement, which will extend the final payment to December 2014. A final agreement has not been reached as of the date of this Report. The Company will also receive an 80% net revenue interest in the Leases. The closing is conditioned on the Company making full payment of the Purchase Price, which shall occur no later than two hundred and twenty-five days following the Effective Date. American Land is entitled to receive 7.5% of any Overriding Royalty Interest in the Leases. Pursuant to the Purchase Agreement, the Company has agreed to pay an additional $100,000 to American Land within three hundred and fifteen (315) days of the Effective Date, subject to: (i) American Land providing the Company with a 100% undivided right, title and working interest in leases comprising an additional 2,000 acre property; (ii) the Company obtaining a first right to purchase any additional acreage in excess of 2,000 acres acquired by American Land within certain areas; and (iii) American Land shall be entitled to receive 7.5% of any Overriding Royalty Interest in such property.

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

Plan of Operation

We are an exploration stage corporation and have not started operations. As at July 31, 2014 Black River Petroleum Corp. has a working capital deficiency, has not generated revenues and has accumulated losses of $4,042,203 since inception

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues or profits. Recently, our management has undertaken a change in its focus to oil and gas, where the Company’s management feels the Company will have a better chance of raising capital and developing a successful project. We are not anticipated to start generating revenues for the foreseeable future until we have acquired, explored and developed successful oil and gas related projects, all of which may not occur successfully.

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

Operating Expenses

For the three and nine months ended July 31, 2014 and 2013

For the three months ended July 31, 2014 and 2013 we incurred operating expenses in the amount of $216,414, and $82,967 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $29,388 and $750 for the quarters ended July 31, 2014 and 2013, (ii) rent expenses of $5,842 and $4,133 for the quarters ended July 31, 2014 and 2013 respective, (iii) legal and accounting expenses of $14,740 and $6,335 for the quarters ended July 31, 2014 and 2013 respectively, (iv) general and administrative expenses of $22,019 and $26,222 for the quarters ended July 31, 2014 and 2013 respectively, (v) geological research expenses of $1,000 and $45,527 for the quarters ended July 31, 2014 and 2013 respectively, and (vi) wage expenses of $143,425 and $0 for the quarters ended July 31, 2014 and 2013 respectively;.

For the nine months ended July 31, 2014 and 2013 we incurred operating expenses in the amount of $1,147,566, and $2,690,824 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $82,885 and $2,250 for the nine months ended July 31, 2014 and 2013, (ii) rent expenses of $15,222 and $10,424 for the nine months ended July 31, 2014 and 2013 respective, (iii) legal and accounting expenses of $37,865 and $14,506 for the nine months ended July 31, 2014 and 2013 respectively, (iv) general and administrative expenses of $90,509 and $62,472 for the nine months ended July 31, 2014 and 2013 respectively, (v) web development expenses of $17,514 and $35,645 for the nine months ended July 31, 2014 and 2013 respectively, (vi) geological research expenses of $34,678 and $65,527 for the nine months ended July 31, 2014 and 2013 respectively, (vii) wage expenses of $852,356 and $0 for the nine months ended July 31, 2014 and 2013 respectively, and (viii) impairment of our mineral property interests of $0 and $2,500,000 for the nine months ended July 31, 2014 and 2013 respectively.

Net Loss

Our net loss for the three months ended July 31, 2014 and 2013 was $216,414 and $85,281 respectively. Our net loss for the nine months ended July 31, 2014 and 2013 was $1,149,701 and $2,694,213 respectively. The increase in net loss was the result of change in strategy to focus on the exploration business.

Liquidity and Capital Resources

Currently the Company has no operations and one salaried employee, Alexander Stanbury, our sole officer and director. We currently require very limited resources but intend to hire consultants in the beginning of 2014 to being exploration on the Natchez Trace Prospect. In due course, should the Company require capital for acquisition of licenses and/or for exploration we will need to raise additional capital. There is no guarantee that the Company will be able to raise further capital. At present, we have not made any arrangements to raise additional capital.

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

As of July 31, 2014, our total assets were $150,151 and our total liabilities were $32,812.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended July 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 22, 2014	BLACK RIVER PETROLEUM CORP.

/s/ Alexander Stanbury
Alexander Stanbury
President, Chief Executive Officer, Secretary,
Treasurer, and Chief Financial Officer.

