Form 10-K
period 2014-10-31
Black River Petroleum Corp.
filed 2016-06-10
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2014

Or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 333-163815

VIVA ENTERTAINMENT GROUP INC.

(F/K/A Black River Petroleum Corp.)

(Exact name of registrant as specified in its charter)

Nevada	98-0642409
(State or other jurisdiction of organization)	(IRS Employer Identification #)

143-41 84th Drive

Briarwood, New York 11435

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: 347-681-1668

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2014 was $25,851,747.

As of June 7, 2016, 122,401,696 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Viva Entertainment Group Inc. f/k/a Black River Petroleum Corp. and its consolidated subsidiaries. “SEC” refers to the Securities and Exchange Commission.

(2)

ITEM 1. BUSINESS.

Overview

The Company was incorporated in the State of Nevada on October 26, 2009. The Company is engaged in the search mineral deposits or reserves which are not in the development or production stage. The Company intends to explore for oil and gas on its mining property.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

Material Subsequent Events

On April 5, 2016, we completed the purchase from EMS Find, Inc. (“EMS”) of Viva Entertainment Group, Inc. (“Viva Entertainment”), a Delaware corporation and a subsidiary of EMS, pursuant to a stock purchase agreement (“Stock Purchase Agreement”), and Viva Entertainment’s Chief Executive Officer, Johnny Falcones, resigned from all positions at EMS and has been elected as our sole director and President and Chief Executive Officer to manage the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

This purchase represents a new business and industry which we operate in. Therefore, since the 8-K was recently filed with the SEC and we are now filing this 10-K among other SEC documents to be filed with the SEC subsequent thereto, we accordingly discuss the old and new operations herein as follows. References herein to oil and gas exploration are our older business operations and references to Viva Entertainment represent our new business operations.

Pursuant to the Stock Purchase Agreement, the Company and EMS agreed to transfer control of Viva Entertainment to the Company through the purchase from the Seller by the Purchaser of all 800 outstanding shares of stock of Viva Entertainment to the Company in exchange for the issuance to EMS of a 10% promissory note in the principal amount of $100,000, due six months from the Closing (the “EMS Note”), which represents the purchase price paid by the Company for Viva Entertainment.  In connection with the closing, Alexander Stanbury, our former President and Chief Executive Officer, transferred to Johnny Falcones 26,629,371 shares of restricted common stock of the Company from the shares of common stock owned by Mr. Stanbury in exchange for payment of $93,625 from the $135,000 of financing arranged with Essex Global Investment Corp. for the acquisition of the Company (the “Acquisition Financing Facility”).

On April 6, 2016, the Company closed on the $135,000 Acquisition Financing Facility pursuant to a securities purchase agreement, dated April 6, 2016 (the "Essex Securities Purchase Agreement"), with Essex Global Investment Corp, a Nevada corporation ("Essex"), for the sale of a convertible promissory note (the "Essex Note") in the principal amount of $145,000, with an original issue discount of $10,000.

The Essex Note, which is due on March 30, 2017, bears interest at the rate of 10% per annum. All principal and accrued interest on the Note is convertible at any time into shares of the Company's common stock at the election of Essex at a conversion price for each share of Common Stock equal to 55% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The conversion price discount will be decreased to 45% if the Company experiences a DTC "chill" on its shares.   If the Company is not current within 90 days from the date of the Note, the conversion discount will increase by 20%, so that the conversion price would be 35% of the trading price as calculated above.

The Company has the right to prepay the Essex Note during the first six months following the date of issuance of the Essex Note with a premium of up to 135% of all amounts owed to Essex, including default interest, depending upon when the prepayment is effectuated. The Essex Note may not be redeemed after 180 days.

The Essex Note contains default events which, if triggered and not timely cured, will result in default interest and penalties.

(3)

Strategy

Please see “Subsequent Events” section below that describes a transaction that occurred in 2016. Therefore, this section will discuss our strategy regarding exploration and also discuss our newer strategy concerning our 2016 business acquisition.

Black River Petroleum's strategy is to explore eastern America's frontier oil and gas resources. We have positioned ourselves in western Tennessee, a relatively unexplored region and is focusing on the prospective Trenton-Black River and Knox Formations. Black River Petroleum understands the need to balance the development of its assets with building value by keeping its overheads to a minimum. As such, we rely on industry professionals and consult with third party experts for the development and execution of a comprehensive exploration plan for the prospect. If the results of this exploration plan generate drill targets then we will aim to drill a well on the prospect in the near future.

In 2016, we purchased a business and now we develop and market Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

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

Government Regulations

Our planned exploration activities in all operating areas are subject to various federal, state, and local laws and regulations governing exploration, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically reevaluated at that time.

Research and Development

We have not incurred any research and development expenditures over the past two fiscal years.

Employees

We currently have four employees consisting of Johnny Falcones, our officer and director, Edwin Batiz, our Urban Marketing President, Alberto Gomez, our Viva Entertainment President, and John Sepulveda, our Latin American President. Over the next 12 months, we intend to engage consultants to consult with us on specific corporate affairs or to perform specific tasks in connection with our Viva Entertainment operations.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

(4)

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Headquarters and Administration Offices

Our offices are currently located at 7250 Dr. Phillips Boulevard, Suite 312, Orlando, Florida 32819. Our telephone number is (347) 681-1668.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Mine Safety and Health Administration Regulations

We consider health, safety and environment stewardship to be our core value. For the fiscal years ended October 31, 2014 and 2013, our properties were subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and HealthAct of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal years ended October 31, 2014 and 2013, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K. Due to our change in business strategy and operations, we are no longer a mining company as of the date of this report.

We now operate in the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

(5)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Public Market for Common Stock

Our common stock, par value $.00001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “BRPC”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Price range of common stock

	High Close	Low Close

Fiscal Year Ended October 31, 2014
1st Quarter	$.50	$.45
2nd Quarter	$1.17	$.45
3rd Quarter	$.89	$.17
4th Quarter	$.70	$.25

Fiscal Year Ended October 31, 2013
1st Quarter	$.50	$.03
2nd Quarter	$.50	$.50
3rd Quarter	$.50	$.50
4th Quarter	$.60	$.45

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

Holders of Common Stock

We have 43 record holders of our common stock as of June 7, 2016.

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

(6)

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

Overview

We have not yet generated or realized any revenues. In 2016, we purchased a business and now we develop and market Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

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

We have four officers and three directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

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

Results of Operations

Comparison of the years ended October 31, 2014 and 2013

The following table presents the statement of operations for the year ended October 31, 2014 as compared to the comparable period of the year ended October 31, 2013. The discussion following the table is based on these results.

	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2014

Operating Expenses

Consulting services	$3,000	$101,751
Rent	14,555	21,593
Legal and accounting	27,214	45,312
General and administrative	99,868	107,224
Wages	40,000	1,001,786
Geological Research	76,845	36,678
Loss on Settlement of Debt	-	16,537
Website Development	50,930	17,514
Impairment of Mining Claims	2,500,000	150,000
Loss from Operations	2,812,412	1,498,395

Total Other Expense	6,406	2,156
Net Loss	$(2,818,818)	$(1,500,551)

(7)

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Operating Expenses

For the years ended October 31, 2014 and 2013 we incurred operating expenses in the amount of $1,498,395 and $2,812,412 respectively. The decrease in expenses was the result of a decrease in general and administrative expenses consisting principally of impairment of mining claims from $2,500,000 for the year ended October 31, 2013 to $150,000 for the year ended October 31, 2014. Also in the year ended October 31, 2014 we added additional wages of approximately $960,000.

Liquidity and Capital Resources

As of October 31, 2014, we had cash and cash equivalents of $14,586. As of October 31, 2013, we had cash and cash equivalents of $4,005.

Net cash used in operating activities was $(364,419) for the fiscal year ended October 31, 2014, which was comparable to the net cash used in operating activities of $(305,644) for the fiscal year ended October 31, 2013. The net cash usages in operations was principally attributable to net losses of $(1,500,551) and $(2,818,818) during the fiscal years ended October 31, 2014 and 2013, respectively, offset by impairment of mining claims of $150,000 and $2,500,000 in such same years, respectively. In addition, during the fiscal year ending October 31, 2014, we had stock based compensation of $937,356 which was a non-cash expense. We had no such compensation in the prior year.

Cash flows used for investing activities were $125,000 and $25,000 for the fiscal years ended October 31, 2014 and 2013, respectively. Cash flows used for investing activities were spent on cash paid for acquisition of mining claims.

Cash flows provided by financing activities were $500,000 for the fiscal year ended October 31, 2014, which compares to cash flows provided by financing activities of $333,833 for the fiscal year ended October 31, 2013.  These cash flows were principally related to sales of stock in the amounts of $500,000 and $185,000 during the fiscal years ending October 31, 2014 and 2013, respectively and from loans from directors in the amount of $148,833 during the year ending October 31, 2013. During the fiscal year ending October 31, 2014, we borrowed and then subsequently repaid $63,883.

Currently we have no operations and have four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in 2016 for the Viva Entertainment operations. In due course, should the Company require capital for these operations, we will need to raise additional capital. There is no guarantee that the Company will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(8)

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the year ended October 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In June 2014, ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued ASU No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(9)

Subsequent Events

On April 5, 2016 The Company completed the purchase from EMS Find, Inc. ("EMS") of Viva Entertainment Group, Inc. ("Viva Entertainment"), a Delaware corporation and a subsidiary of EMS, pursuant to a stock purchase agreement ("Stock Purchase Agreement"), and Viva Entertainment's Chief Executive Officer, Johnny Falcones, resigned from all positions at EMS and has been elected as our sole director and President and Chief Executive Officer to manage the development and marketing of Viva Entertainment's over the top (IPTV/OTT ) application for connected TV's, desktop computers, tablets, and smart phones.

Pursuant to the Stock Purchase Agreement, the Company and EMS agreed to transfer control of Viva Entertainment to the Company through the purchase from the Seller by the Purchaser of all 800 outstanding shares of stock of Viva Entertainment to the Company in exchange for the issuance to EMS of a 10% promissory note in the principal amount of $100,000, due six months from the Closing (the "EMS Note"), which represents the purchase price paid by the Company for Viva Entertainment. In connection with the closing, Alexander Stanbury, our former President and Chief Executive Officer, transferred to Johnny Falcones 26,629,371 shares of restricted common stock of the Company from the shares of common stock owned by Mr. Stanbury in exchange for payment of $93,625 from the $135,000 of financing arranged with Essex Global Investment Corp. for the acquisition of the Company (the "Acquisition Financing Facility").

On April 6, 2016, the Company closed on the $135,000 Acquisition Financing Facility pursuant to a securities purchase agreement, dated April 6, 2016 (the "Essex Securities Purchase Agreement"), with Essex Global Investment Corp, a Nevada corporation ("Essex"), for the sale of a convertible promissory note (the "Essex Note") in the principal amount of $145,000, with an original issue discount of $10,000.

The Essex Note, which is due on March 30, 2017, bears interest at the rate of 10% per annum. All principal and accrued interest on the Note is convertible at any time into shares of the Company's common stock at the election of Essex at a conversion price for each share of Common Stock equal to 55% of the lowest reported trading price of the Company's common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The conversion price discount will be decreased to 45% if the Company experiences a DTC "chill" on its shares. If the Company is not current within 90 days from the date of the Note, the conversion discount will increase by 20%, so that the conversion price would be 35% of the trading price as calculated above.

The Company has the right to prepay the Essex Note during the first six months following the date of issuance of the Essex Note with a premium of up to 135% of all amounts owed to Essex, including default interest, depending upon when the prepayment is effectuated.

The Essex Note may not be redeemed after 180 days.The Essex Note contains default events which, if triggered and not timely cured, will result in default interest and penalties.

On April 8, 2016, in connection with the purchase of Viva Entertainment Group, Inc., our Board of Directors authorized the issuance of an aggregate of 37,820,629 shares of common stock, comprised of 22,000,000 issued to our Founder and Chief Executive Officer (5,000,000 of which are registered in name of the wife of the CEO), 13,820,629 as common shares for consulting services to various consultants and 2,000,000 common shares as consideration for an investor entering into a share purchase agreement. An additional 500,000 common shares was issued for general corporate purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

(10)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Viva Entertainment Group Inc. (f/k/a Black River Petroleum Corp.)

We have audited the accompanying balance sheets of Viva Entertainment Group Inc. (f/k/a Black River Petroleum Corp.) as of October 31, 2014 and 2013 and the related statement of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viva Entertainment Group Inc. as of October 31, 2014 and 2013, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 10, 2016

(11)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Balance Sheets
October 31, 2014 and October 31, 2013
	October 31, 2014	October 31, 2013
ASSETS

Current Assets
Cash	$14,586	$4,005
Total Current Assets	14,586	4,005
Deposit on lease	—	25,000

Total Assets	$14,586	$29,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$25,961	$1,878
Due to Directors	—	148,833

Total Liabilities	25,961	150,711

Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 73,231,067 and 71,725,925 shares issued and outstanding) at October 31, 2014 and October 31, 2013, respectively	732	717

Additional paid-in capital	1,930,090	1,270,079

Stock payable	2,450,856	1,500,000

Accumulated deficit	(4,393,053)	(2,892,502)

Total Stockholders’ Equity (Deficit)	(11,375)	(121,706)

Total Liabilities and Stockholders’ Equity (Deficit)	$14,586	$29,005

The Accompanying Notes are an Integral Part of These Financial Statements

(12)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Statements of Operations
For the Years Ended October 31, 2014 and 2013

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2014	October 31, 2013
Operating Expenses

Consulting services	$101,751	$3,000

Rent	21,593	14,555

Legal and accounting	45,312	27,214

General and administrative	107,224	99,868

Wages	1,001,786	40,000

Geological research	36,678	76,845

Website development	17,514	50,930

Loss on Settlement of Debt	16,537	—

Impairment of mining claims	150,000	2,500,000

Loss from operations	1,498,395	2,812,412

Other expense

Interest expense	2,156	6,406

Total other expense	2,156	6,406

Net Loss	$(1,500,551)	$(2,818,818)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Number of Common Shares Outstanding	72,443,593	76,435,068

The Accompanying Notes are an Integral Part of These Financial Statements

(13)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Statement of Changes in Stockholders’ Equity (Deficit)
For The Years Ended October 31, 2014 and 2013

	Common Stock		Additional Paid-in	Stock
	Shares	Amount	Capital	Payable	Deficit	Total

Balances at October 31, 2012	198,000,000	$1,980	$71,410	$—	$(73,684)	$(294)
Cancelled shares	(128,700,000)	(1,287)	1,287	—	—	—
Donated services	—	—	6,000	—	—	6,000
Imputed interest	—	—	6,406	—	—	6,406
Common stock sold for mineral	2,000,000	20	999,980	1,500,000	—	2,500,000
Proceeds from common stock	425,925	4	184,996	—	—	185,000
Net loss	—	—	—	—	(2,818,818)	(2,818,818)
Balances at October 31, 2013	71,725,925	$717	$1,270,079	$1,500,000	$(2,892,502)	$(121,706)
Proceeds from common stock	987,653	10	409,990	90,000	—	500,000
Shares issued for debt settlement	367,489	4	165,366	—	—	165,370
Stock based compensation	150,000	1	76,499	860,856	—	937,356
Imputed interest	—	—	2,156	—	—	2,156
Donated rent	—	—	6,000	—	—	6,000
Net loss	—	—	—	—	(1,500,551)	(1,500,551)
Balances at October 31, 2014	73,231,067	$732	$1,930,090	$2,450,856	$(4,393,053)	$(11,375)

The Accompanying Notes are an Integral Part of These Financial Statements

(14)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Statements of Cash Flows
For the Years Ended October 31, 2014 and 2013

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2014	October 31, 2013

Operating Activities

Net loss	$(1,500,551)	$(2,818,818)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	6,000	6,000
Impairment of Mining Claims	150,000	2,500,000
Imputed Interest	2,156	6,406
Loss on settlement of debt	16,537	—
Stock based compensation	937,356	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	24,083	768

Net Cash Used in Operating Activities	(364,419)	(305,644)

Investing Activities:

Cash paid for acquisition of mining rights	(125,000)	(25,000)

Net Cash Used in Investing Activities	(125,000)	(25,000)

Financing Activities

Borrowing on debt - related party	63,833	162,834
Principle repayments on debt - related party	(63,883)	(14,001)
Proceeds from the sale of common stock	500,000	185,000

Net Cash Provided by Financing Activities	500,000	333,833

Increase (Decrease) in Cash	10,581	3,189

Cash - Beginning of Period	4,005	816

Cash - End of Period	$14,586	$4,005

Supplemental Disclosure of Cash Flow Information

Interest	$—	$—
Income taxes	$—	$—

Non Cash Information
Share Cancellation	$—	$1,287
Common stock sold for mineral property	$—	$2,500,000
Common stock issued for settlement of debt to related party	$148,833	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(15)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) be unable to continue as a going concern.  As at October 31, 2014 Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) has a working capital deficiency, has not generated revenues and has an accumulated deficit of $4,393,053 at October 31, 2014 (2013: $2,892,502).  The continuation of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) as a going concern is dependent upon the continued financial support from its shareholders, the ability of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2014 or October 31, 2013.

(16)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. There was $2,156 and $6,406 imputed interest recorded as donated capital for the years ended October 31, 2014 and October 31, 2013, respectively.

IMPAIRMENT POLICY – In 2013, the Company authorized the issuance of 5,000,000 shares of restricted shares of common stock and paid $10,000 for the mineral property. At October 31, 2013, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $2,500,000 should be reflected as of October 31, 2013 because the Company could not substantiate that there would be a future economic benefit arising from this payment. During the year ended October 31, 2014 the Company impaired a $150,000 deposit on a lease.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2014 and October 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2014 and October 31, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

(17)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

RECENTLY ISSUED ACCOUNTING STANDARDS – In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In June 2014, ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued ASU No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(18)

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

The Company currently has net operating loss carryforwards aggregating $1,743,053 (2013: $392,502), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2014 and 2013:

	2014	2013
Deferred tax assets	$592,638	$133,451
Valuation allowance for deferred tax assets	(592,638)	(133,451)
Net deferred tax assets	$-	$-

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2014 and October 31, 2013:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

(19)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended October 31, 2014 and 2013 the Company recognized a total of $6,000 (2013: $6,000) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

During the years ended October 31, 2014 the Company President and Director advanced the Company a total of $63,833 to fund operations. As of October 31, 2014 the Company repaid the President and Director $63,833. There were no such advances and repayments during the year ending October 31, 2013. During the year ending October 31, 2013, the Company borrowed $148,833 from a Director. This amount is payable at October 31, 2013.

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of October 31, 2014, 1,665,014 shares have been vested and compensation expense of $860,856 was recorded based on the closing price of the shares on the date of grant.

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

The share consideration is recorded at fair market value at the date of the transaction. As of October 31, 2014, 2,000,000 common shares have been issued. The remaining 3,000,000 common shares have not been issued and the share consideration is recorded as a stock payable. Stock Payable in the accompanying balance sheets at October 31, 2014 and 2013 are $2,450,856 and $1,500,000, respectively. Management has determined to record an impairment charge of $2,500,000 during the year ended October 31, 2013 because the property is not revenue producing and the future economic benefits are not substantiated.

(20)

NOTE 7 – LEASE OF OIL AND GAS CLAIMS

On October 17, 2013, the company entered into an agreement with American Land and Exploration Company (“American Land”) to purchase 100% working interest in the 1,840.69 M/L acres in the oil and gas leases in Henderson, Tennessee. The Company agreed to pay $250,000 as follows:

-	$25,000 within 10 days of the agreement (paid)

-	$25,000 within 45 days of the agreement (paid)

-	$100,000 within 135 days of the agreement (paid)

-	$100,000 within 225 days of the agreement. (not paid)

The final payment was not paid as of October 31, 2014 and no agreement was reached to amend the agreement as of the report date, therefore the Company fully impaired the amount paid of the $150,000.

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

On October 17, 2013, the company entered into an agreement with American Land and Exploration Company (“American Land”) to purchase 100% working interest in the 1,840.69 M/L acres in the oil and gas leases in Henderson, Tennessee. The Company agreed to pay $250,000 as follows:

-	$25,000 within 10 days of the agreement (paid)

-	$25,000 within 45 days of the agreement (paid)

-	$100,000 within 135 days of the agreement (paid)

-	$100,000 within 225 days of the agreement. (not paid)

The final payment of $100,000 is currently past due, and the Company is in the process of negotiating amendments to the agreement, which will extend the final payment to December 2014. A final agreement has not been reached as of the date of this Report. As of October 31, 2014 the Company fully impaired the amount paid of $150,000.

(21)

NOTE 9 - COMMON STOCK

On March 25, 2013, the company entered into an agreement to purchase mineral claim for $10,000 and 5,000,000 common shares. The share consideration is recorded at fair market value at the date of the transaction. As of October 31, 2013, 2,000,000 common shares have been issued. The remaining 3,000,000 common share consideration is recorded as a stock payable. Stock Payable at October 31, 2014 and 2013 included in the accompanying balance sheet is $2,450,856 and $1,500,000, respectively.

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

As of October 31, 2014, 150,000 shares have been issued with 128,689 vested. The value of the vested shares $76,500 was based on the closing price of the stock on the date of the agreement. The share issuance was forgiven during the year ended October 31, 2014. Subsequent to October 31, 2014, the common shares were returned to the Company after October 31, 2014.

On August 12, 2014, the company entered into an agreement to sell 68,376 common shares for total proceeds of $40,000.

As of October 31, 2014, 1,665,014 common shares have vested as per Employment Agreement with Mr. Stanbury. As of October 31, 2014, the shares have not yet been issued. The value of the shares $860,856 was based on the closing price of the stock on the date of grant and is recorded as a stock payable.

As of October 31, 2014, Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) has issued 73,231,067 common shares.

(22)

NOTE 10 – SUBSEQUENT EVENTS

On April 5, 2016 The Company completed the purchase from EMS Find, Inc. (“EMS”) of Viva Entertainment Group, Inc. (“Viva Entertainment”), a Delaware corporation and a subsidiary of EMS, pursuant to a stock purchase agreement (“Stock Purchase Agreement”), and Viva Entertainment’s Chief Executive Officer, Johnny Falcones, resigned from all positions at EMS and has been elected as our sole director and President and Chief Executive Officer to manage the development and marketing of Viva Entertainment’s over the top (IPTV/OTT ) application for connected tv’s, desktop computers, tablets, and smart phones.

The above mentioned stock exchange transaction will be accounted for as a reverse acquisition and recapitalization of the Company whereby Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The financial statements are in substance those of Viva Entertainment Group, Inc., with the assets and liabilities, and revenues and expenses, of Viva Entertainment Group, Inc., will be included effective from the date of stock exchange transaction. Viva Entertainment Group, Inc., is deemed to be a continuation of the business. Accordingly, the financial statements will include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2) the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Pursuant to the Stock Purchase Agreement, the Company and EMS agreed to transfer control of Viva Entertainment to the Company through the purchase from the Seller by the Purchaser of all 800 outstanding shares of stock of Viva Entertainment to the Company in exchange for the issuance to EMS of a 10% promissory note in the principal amount of $100,000, due six months from the Closing (the “EMS Note”), which represents the purchase price paid by the Company for Viva Entertainment.  In connection with the closing, Alexander Stanbury, our former President and Chief Executive Officer, transferred to Johnny Falcones 26,629,371 shares of restricted common stock of the Company from the shares of common stock owned by Mr. Stanbury in exchange for payment of $93,625 from the $135,000 of financing arranged with Essex Global Investment Corp. for the acquisition of the Company (the “Acquisition Financing Facility”).

On April 6, 2016, the Company closed on the $135,000 Acquisition Financing Facility pursuant to a securities purchase agreement, dated April 6, 2016 (the "Essex Securities Purchase Agreement"), with Essex Global Investment Corp, a Nevada corporation ("Essex"), for the sale of a convertible promissory note (the "Essex Note") in the principal amount of $145,000, with an original issue discount of $10,000.

The Essex Note, which is due on March 30, 2017, bears interest at the rate of 10% per annum. All principal and accrued interest on the Note is convertible at any time into shares of the Company's common stock at the election of Essex at a conversion price for each share of Common Stock equal to 55% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The conversion price discount will be decreased to 45% if the Company experiences a DTC "chill" on its shares.   If the Company is not current within 90 days from the date of the Note, the conversion discount will increase by 20%, so that the conversion price would be 35% of the trading price as calculated above.

The Company has the right to prepay the Essex Note during the first six months following the date of issuance of the Essex Note with a premium of up to 135% of all amounts owed to Essex, including default interest, depending upon when the prepayment is effectuated. The Essex Note may not be redeemed after 180 days.

The Essex Note contains default events which, if triggered and not timely cured, will result in default interest and penalties.

On April 8, 2016, in connection with the purchase of Viva Entertainment Group, Inc., our Board of Directors authorized the issuance of an aggregate of 37,820,629 shares of common stock, comprised of 22,000,000 issued to our Founder and Chief Executive Officer (5,000,000 of which are registered in name of the wife of the CEO), 13,820,629 as common shares for consulting services to various consultants and 2,000,000 common shares as consideration for an investor entering into a share purchase agreement. An additional 500,000 common shares was issued for general corporate purposes.

(23)

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

As of October 31, 2014, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

(24)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of October 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of October 31, 2014, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2014, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

(25)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until successors are elected and qualified. Our four officers are elected by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until that person is removed from office. Our Board of Directors has no nominating, or compensation committees. Our Board of Directors have three members.

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions

Johnny Falcones	46	President, Chief Executive Officer, and Director
Anthony Hernandez	45	Director
Hector Marcano	59	Director
Edwin Batiz	53	Urban Marketing President
Alberto Gomez	64	Viva Entertainment President
John Sepulveda	61	Latin America President

The persons named above has held his offices/positions since June of 2016 and is expected to hold these offices/positions until the next annual meeting of our stockholders.

Background of our officers and directors

Johnny Falcones, 46, President, Chief Executive Officer, and Director. Mr. Falcones has championed numerous challenges, while developing a business. One of them is the careers of Marc Anthony from its beginnings until 2001. Mr. Anthony was made to be a brand of its own. Right after Mr. Falcones developed a record label with Universal Music and Video Distribution and turned it in to a multi-million dollar label. It was five years ago when his business savvy became apparent when a friend, Mr. Alberto Gomez, and himself worked on a technology that promised to enhance the way people watch live television and entertain themselves in society today. Twenty five years ago, Falcones was a kid from Brooklyn, who moon-lighted as a DJ while attending LaGuardia College in New York. Falcones quickly became the musical authority of NY's Latin House music scene of 90’s. It was one night at the Palladium nightclub, where he had a chance encounter with legendary music impresario Ralph Mercado, who recruited him to RMM Records. Together they globalized the Latin record industry, converting starry-eyed local vocalist Marc Anthony & India from buzz act, to icons. Within months, the budding apprentice was globe-trotting with Superstars, Celia Cruz & Tito Puente. Under Falcones’ management, these stars collected a bevy of international awards & were immortalized via ‘Hollywood Walk of Fame’ slots.

Mr. Falcones received a degree in Business from La Guardia College, New York, New York in 1991.

Alberto Gomez, 64, Viva Entertainment President. Mr. Gomez brings over 25 years of technical experience. He has proven success in marketing, advertising and engineering. Through the years he has focused on the integral development of production, content and segments for television. He developed multiple radio stations and systems for Radio Atlantica in Argentina. He is an experienced leader in media and content negotiation, has thorough knowledge of pay television, its content and advertising in the South American countries of Argentina, Uruguay, Paraguay and Chile. He began working on IPTV in 1998 and currently helping to perfect OTT projects for multiple European and South American countries. He is a savvy tech that brings many years of network licensing experience to VES. Mr. Gomez has a degree in Engineering from the University of Buenos Aires and a degree in Advertising and Communications from the University of Salvador.

(26)

John Sepulveda, 61, Latin American President. Mr. Sepúlveda joined Viva Entertainment Group 2013. A leader in the show business and entertainment industry. He has been a director, producer and promoter of shows and concerts in the United States and South America during the last three decades.

He is skilled in developing alliances and successful association process with key industry individuals, promoters, service providers and private enterprise, deep knowledge of massive marketing within the Hispanic market.

He is a successful and knowledgeable market leader in the show business industry, able to negotiate and contract artists, visa permits, ticket sales structure and strategies, event logistics and production, digital and traditional media planning and management.

John is also responsible for the developing and execution of the most important and high profile Latin concerts in the United States in such venues as: Yankee Stadium, Citi Field Stadium, Madison Square Garden Arena, Radio City, Prudential Arena, Nassau Coliseum, American Airlines Arena, Staples Center among others, with sold out shows for the past five years.

He was a concert promoter in Colombia and producer of historic stadium shows for: Elton John, Bon Jovi, Shakira, among other top Latin artists from all regions and genres.

He was responsible for the development and operation, of the SBS Entertainment Division. (Spanish Broadcasting Systems) Miami, New York Chicago, Puerto Rico, Los Angeles operations. Mr. Sepúlveda was in charge of the design of strategic marketing campaigns, and to present in concert the most popular Hispanic artist, in the United States.

Edwin Batiz, 53, Urban Marketing President. Eddie Batiz has thirty years of experience promoting restaurants, lounges and clubs in New York City. He started as a DJ promoter in 1983 when he was 16 years old at Windows on The World on the 110th floor of the World Trade Center and then later at Skydive on the 44th floor of the World Trade Center. Eddie was an employee at Inhilco restaurant corporation (Hilton International), where his primary job was to control purchasing costs and monitor inventory of all restaurant food and supplies. In 1987 he was hired as the resident Thursday night DJ for the Palladium nightclub on 14th street. Eddie went on to play and promote the Copacabana, Studio 54, Underground, Tavern on the Green, Latin Quarter, and LQ. He has played for Giorgio Armani and created Les Poulets Café. Eddie was hired by The Arc Restaurant Corp. to promote Sequoia on the water and the Friday and Saturday night parties.

Eddie opened his first restaurant Cafe Remy in 1995 at the location he is trying to purchase now and sold it in 2007. He opened his second Remy in Brooklyn in 2005. This year Cafe Remy in Brooklyn will celebrate seven years of successful operations. Eddie was hired to promote Water Taxi Beach at the South Street Seaport in 2009 and 2010, averaging over 1,000 people a night with total revenue for the season (3 months) accounting for $1 million in sales. In 2013, Eddie was hired as a promotional consultant for Bar 13 in New York City and currently manages all promotions. In 2016, Eddie has been hired to promote and manage El Cid Restaurant Corporation. Eddie has a proven over a thirty year career in promoting music, artists, restaurants, bars, and clubs.

Audit Committee Financial Expert

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee. Our Board of Directors has three members.

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

(27)

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation Payouts
		Annual Compensation
Names Executive Officer and Principal		Salary	Bonus	Other Annual Compensation	Under Options/ SARs Granted	Awards Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Johnny Falcones President, Chief Executive Officer, Director	2013	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

Alex Stanbury (1) Former President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Former Director	2013	40,000	0	0	0	0	0	0
	2014	120,000	0	0	0	0	0	$860,856

Alberto Gomez Viva Entertainment President	2013	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

John Sepulveda Latin American President	2013	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

1) Ms. Stanbury resigned as President, Chief Executive Officer, Secretary,Treasurer, Chief Financial Officer and Director on April 5, 2016.

(28)

Employment Agreements

On December 1, 2013, we entered into an employment agreement with Alexander Stanbury, our former President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and former sole member of the Board of Directors.

Pursuant to the employment agreement, Mr. Stanbury was to receive annual base compensation of $120,000 and common shares for a term of three years.

The employment agreement was terminated by us and by Mr. Stanbury on April 5, 2016. We received confirmation from Mr. Stanbury to the effect that his employment agreement was cancelled on said date effective upon his resignation and that he is not owed anything from us.

On April 20, 2016, we entered into an employment agreement with Alberto Gomez. For each of the twelve-month periods during the five-year employment period, commencing with the twelve-month period beginning on the commencement date (each such period, an "Employment Year"), we will compensate Mr. Gomez for services to be rendered by him at the per annum rate of One hundred Twenty dollars and 00/100 ($120,000) (the "Base Compensation"), payable in accordance with our customary payroll practices. The Base Compensation may be increased as and whenever determined in the sole discretion of the Board. Mr. Gomez shall be entitled to health insurance during his employment with us.

Year 2 2,500,000 restricted common shares

Year 3 2,500,000 restricted common shares

Year 4 2,500,000 restricted common shares

Year 5 2,500,000 restricted common shares

We also issued to Mr. Gomez 2,000,000 restricted common shares, upon the execution of this agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement.

Mr. Gomez will also be paid a bonus upon execution of the contract. He shall receive a 10% cash bonus based on profits made quarterly.

On April 20, 2016, we entered into an employment agreement with John Sepulveda. For each of the twelve-month periods during the five-year employment period, commencing with the twelve-month period beginning on the commencement date (each such period, an "Employment Year"), we will compensate Mr. Sepulveda for services to be rendered by him at the per annum rate of One hundred Twenty dollars and 00/100 ($120,000) (the "Base Compensation"), payable in accordance with our customary payroll practices. The Base Compensation may be increased as and whenever determined in the sole discretion of the Board. Mr. Sepulveda shall be entitled to health insurance during his employment with us.

Year 2 500,000 restricted common shares

Year 3 500,000 restricted common shares

Year 4 500,000 restricted common shares

Year 5 500,000 restricted common shares

We also issued to Mr. Sepulveda 1,000,000 restricted common shares, upon the execution of this agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement.

Mr. Sepulveda will also be paid a bonus upon execution of the contract. He shall receive a 5% cash bonus based on profits made quarterly.

On April 15, 2016, we entered into an employment agreement with Edwin Batiz. For each of the twelve-month periods during the two-year employment period, commencing with the twelve-month period beginning on the commencement date (each such period, an "Employment Year"), we will compensate Mr. Batiz for services to be rendered by him at the per annum rate determined by the Board (the "Base Compensation"), payable in accordance with our customary payroll practices. The Base Compensation may be increased as and whenever determined in the sole discretion of the Board. Mr. Batiz shall be entitled to health insurance during his employment with us.

Year 2 2,500,000 restricted common shares

We also issued to Mr. Batiz 2,500,000 restricted common shares, upon the execution of this agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

(29)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 7, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Alex Stanbury 424 Church Street, Suite 2000 Nashville, Tennessee, TN 37219	11,000,000	8.99%

Johnny Falcones
143-41 84th Drive, #4E
Briarwood, NY 11435	43,629,371	35.64%
All directors and officers and 5% stockholders as a group	54,629,371	44.63%

(1)	Based on 122,401,696 shares of common stock issued and outstanding as of June 7, 2016.

(30)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 17, 2012, the Company, Ms. Cudina and Alexander Stanbury, former sole officer and director, entered into and closed a Stock Purchase agreement, whereby Mr. Stanbury purchased from Ms. Cudina, 36,300,000 shares of common stock, par value $0.00001 per share, of the Company, representing approximately 52% of the then issued and outstanding shares of the Company, for an aggregate purchase price of $40,000.

On December 1, 2013, we entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of October 31, 2014 and October 31, 2013, 1,665,014 and -0- shares have been vested and compensation expense of $860,856 and $-0-, respectively, was recorded based on the closing price of the shares on the date of grant.

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

(31)

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended October 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended October 31, 2013	Year Ended October 31, 2014
Legal and Accounting Fees	$10,250	$5,750
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$10,250	$5,750

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(6)	Amendment to the Certificate of Incorporation
3.3(1)	Bylaws
10.1(2)	Stock Purchase Agreement, dated December 17, 2012, by and among Black River Petroleum Corp. (f/k/a Farmacia Corporation), Irina Cudina and Alexander Stanbury.
10.2 (3)	Lease Agreement by and between Black River Petroleum Corp. (f/k/a American Copper Corp.) and Regus Group, dated December 13, 2012.
10.3 (4)	Mineral Property Acquisition Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.4 (4)	Mineral Property Transfer Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), US Copper Investments, Ltd, and Ruza
10.5 (5)	Investment Agreement, dated July 3, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.6 (6)	Purchase and Sale Agreement, dated October 17, 2013, by and among Black River Petroleum Corp. (f/k/a American Copper Corp.) and American Land and Exploration Company.
10.7 (7)	Employment Agreement, dated December 1, 2013, by and among Black River Petroleum Corp. and Alexander Stanbury
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2009.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2013.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013.

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

(32)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 3rd day of June 2016.

VIVA ENTERTAINMENT GROUP INC. /F/K/A Black River Petroleum Corp

/s/ Johnny Falcones
Johnny Falcones President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized, Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnny Falcones	President, Chief Executive Officer,
Johnny Falcones	Chief Financial Officer, and Director	June 10, 2016

(33)