Form 10-Q
period 2015-01-31
Black River Petroleum Corp.
filed 2016-06-15
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Yes ☐ No ☒

As of June 10, 2016, 111,401,696 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GORUP INC.

(F/K/A BLACK RIVER PETROLEUM CORP.)

QUARTERLY REPORT ON FORM 10-Q

January 31, 2015

(2)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)

January 31, 2015

(3)

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)
Condensed Balance Sheets
January 31, 2015 and October 31, 2014

	January 31, 2015	October 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$1,293	$14,586
Total Current Assets	1,293	14,586
Deposit on lease	—	—

Total Assets	$1,293	$14,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$30,283	$25,961
Due to Directors	13,914	—

Total Liabilities	44,197	25,961

Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 73,231,067 and 73,231,067 shares issued and outstanding) at January 31, 2015 and October 31, 2014, respectively	732	732

Additional paid-in capital	1,931,683	1,930,090

Stock payable	2,563,356	2,450,856

Accumulated deficit	(4,538,675)	(4,393,053)

Total Stockholders’ Equity (Deficit)	(42,904)	(11,375)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,293	$14,586

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)
Condensed Statements of Operations
For the Three Months Ended January 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	January 31, 2015	January 31, 2014
Operating Expenses

Consulting services	$20,000	$750

Rent	4,497	4,537

Legal and accounting	—	5,821

General and administrative	8,532	17,905

Wages	112,500	570,205

Geological research	—	25,000
	—
Loss on Settlement of Debt	—	16,537

Loss from operations	145,529	640,755

Other expense

Interest expense	93	2,050

Total other expense	93	2,050

Net Loss	$(145,622)	$(642,805)

Net Loss Per Common Share – Basic and Diluted	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding	73,231,067	71,929,642

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)
Condensed Statements of Cash Flows
For the Three Months Ended January 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	January 31, 2015	January 31, 2014
Operating Activities

Net loss	$(145,622)	$(642,805)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	1,500	1,500
Imputed Interest	93	2,050
Loss on settlement of debt	—	16,537
Stock based compensation	112,500	525,205
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,322	10,622
Other current assets	—	(25,000)

Net Cash Used in Operating Activities	(27,207)	(111,891)

Financing Activities

Proceeds from sale of common stock	—	200,000
Borrowings on related party debt	20,000	13,923
Principal payments on related party debt	(6,086)	—

Net Cash Provided by Financing Activities	13,914	213,923

Increase (Decrease) in Cash	(13,293)	102,032

Cash - Beginning of Period	14,586	4,005

Cash - End of Period	$1,293	$106,037

Supplemental Disclosure of Cash Flow Information

Interest	$—	$—
Income taxes	$—	$—

Non Cash Information
Common share issued for settlement of debt - related party	$—	$148,833

The Accompanying Notes are an Integral Part of These Financial Statements

(6)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) be unable to continue as a going concern.  As at January 31, 2015 and October 31, 2014, Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) has a working capital deficiency, has an accumulated deficit of $4,538,675 and $4,393,053, respectively.  The continuation of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) as a going concern is dependent upon the continued financial support from its shareholders, the ability of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2015 may not necessarily be indicative of the results that may be expected for the year ending October 31, 2015.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at January 31, 2015 and October 31, 2014.

(7)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. There was $93 imputed interest recorded as donated capital for the three months ended January 31, 2015.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of January 31, 2015 and October 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2015 and October 31, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

(8)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

NOTE 3 – FAIR VALUE MEASUREMENTS

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2015 and October 31, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

(10)

NOTE 4 - RELATED PARTY TRANSACTIONS

During three months ended January 31, 2015 and 2014 the Company recognized a total of $1,500 and $1,500 respectively for rent. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of January 31, 2015 and October 31, 2014, 1,913,009 and 1,665,014 shares have been vested. During the three months ended January 31, 2015 and 2014 compensation expense of $112,500 and $525,205, respectively was recorded based on the closing price of the shares on the date of grant.

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

During the three months ended January 31, 2015 the Company’s President and Director advanced the Company a total of $20,000 to fund operations and repaid a total of $6,086. As of January 31, 2015 the Company owes him a total of $13,914. This amount is included on the accompanying Condensed Balance Sheets at January 31, 2015 as “Due to Directors”.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As January 31, 2014, the director has advanced a total of $13,923 (2013: $148,833).

(11)

NOTE 5 – LEASE OF OIL AND GAS CLAIMS

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

The final payment of $100,000 is currently past due, and the Company is in the process of negotiating amendments to the agreement, which will extend the final payment to December 2014. A final agreement has not been reached as of the date of this Report. As of October 31, 2014 the Company impaired the amount paid of $150,000.

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

NOTE 6 – IMPAIRMENT OF MINING CLAIMS

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

The final payment was not paid as of October 31, 2014 and no agreement was reached to amend the agreement as of the report date, therefore the Company impaired the amount paid of $150,000.

(12)

NOTE 7 - COMMON STOCK

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

As of October 31, 2014, 150,000 shares have been issued with 128,689 vested. The value of the vested shares $76,500 was based on the closing price of the stock on the date of the agreement. The share issuance was forgiven during the year ended October 31, 2014

On August 12, 2014, the company entered into an agreement to sell 68,376 common shares for total proceeds of $40,000.

As of October 31, 2014, 1,663,014 common shares have vested as per Employment Agreement with Mr. Stanbury. As of October 31, 2014, the shares have not yet been issued. The value of the shares $937,356 was based on the closing price of the stock on the date of grant and is recorded as a stock payable.

As of January 31, 2015 and October 31, 2014, Black River Petroleum Corp. (formerly American Copper Corp.) has issued 73,231,067 and 73,231,067, respectively common shares.

Included in the accompanying condensed statements of operations for the three months ending January 31, 2015 is a $112,500 wages expense for vesting of the 3,000,000 common shares that are payable to Alex Stanbury as part of his employment agreement.

(13)

NOTE 8 – SUBSEQUENT EVENTS

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

(14)

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

(15)

Overview

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.) (the “Company”) is a business that develops and markets Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones. The Company is based in Briarwood, New York.

We were incorporated in the State of Nevada on October 26, 2009. From inception, we were originally engaged in the development of a website and also the design and development of a catalogue to sell over the counter and prescription medications, and supplements. In 2012, we undertook a change in our focus to the natural resources sector where it was engaged in the acquisition and exploration of base metals and mineral mining properties. After an unsuccessful exploration program on our mineral properties we decided to enter the market for over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

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

Pursuant to the Stock Purchase Agreement, the Company and EMS agreed to transfer control of Viva Entertainment to the Company through the purchase from the Seller by the Purchaser of all 800 outstanding shares of stock of Viva Entertainment to the Company in exchange for the issuance to EMS of a 10% promissory note in the principal amount of $100,000, due six months from the Closing (the “EMS Note”), which represents the purchase price paid by us for Viva Entertainment.  In connection with the closing, Alexander Stanbury, our former President and Chief Executive Officer, transferred to Johnny Falcones 26,629,371 shares of restricted common stock of the Company from the shares of common stock owned by Mr. Stanbury in exchange for payment of $93,625 from the $135,000 of financing arranged with Essex Global Investment Corp. for the acquisition of the Company (the “Acquisition Financing Facility”).

On April 6, 2016, we closed on the $135,000 Acquisition Financing Facility pursuant to a securities purchase agreement, dated April 6, 2016 (the "Essex Securities Purchase Agreement"), with Essex Global Investment Corp, a Nevada corporation ("Essex"), for the sale of a convertible promissory note (the "Essex Note") in the principal amount of $145,000, with an original issue discount of $10,000.

The Essex Note, which is due on March 30, 2017, bears interest at the rate of 10% per annum. All principal and accrued interest on the Note is convertible at any time into shares of our common stock at the election of Essex at a conversion price for each share of Common Stock equal to 55% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received us or our transfer agent. The conversion price discount will be decreased to 45% if the Company experiences a DTC "chill" on its shares.   If we are not current within ninety days from the date of the Note, the conversion discount will increase by 20%, so that the conversion price would be 35% of the trading price as calculated above.

(16)

We have the right to prepay the Essex Note during the first six months following the date of issuance of the Essex Note with a premium of up to 135% of all amounts owed to Essex, including default interest, depending upon when the prepayment is effectuated. The Essex Note may not be redeemed after 180 days.

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

Plan of Operation

As at January 31, 2015 we had a working capital deficiency, have not generated revenues and have an accumulated deficit of $4,538,675.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues or profits.

We have only four officers and directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Operating Expenses

For the three months ended January 31, 2015 and 2014

For the three months ended January 31, 2015 and 2014, we incurred operating expenses in the amounts of $145,529, and $640,755 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $20,000 and $750 for the quarter ended January 31, 2015 and 2014, respectively (ii) rent expenses of $4,497 and $4,537 for the quarters ended January 31, 2015 and 2014, respectively, (iii) legal and accounting expenses of $-0- and $5,821 for the quarters ended January 31, 2015 and 2014, respectively, (iv) general and administrative expenses of $8,532 and $17,905 for the quarters ended January 31, 2015 and 2014, respectively, (v) geological research expenses of $-0- and $25,000 for the quarters ended January 31, 2015 and 2014, respectively, and (vi) wage expenses of $112,500 and $570,205 for the quarters ended January 31, 2015 and 2014, respectively;.

(17)

Net Loss

Our net loss for the three months ended January 31, 2015 and 2014 was $145,622 and $642,805, respectively. The decrease in net loss was the result of change in compensation in an effort to reduce and control wages.

Liquidity and Capital Resources

As of January 31, 2015, we had cash and cash equivalents of $1,293. As of October 31, 2014, we had cash and cash equivalents of $14,586.

Net cash used in operating activities was $(27,207) for the period ended January 31, 2015, which was comparable to the net cash used in operating activities of $(111,891) for the period ended January 31, 2014. The net cash usages in operations was principally attributable to net losses of $(145,622) and $(642,805) during the periods ended January 31, 2015 and 2014, respectively, offset principally by stock based compensation of $112,500 and $525,205 in such same periods, respectively.

Cash flows used for investing activities were $-0- and $-0- for the periods ended January 31, 2015 and 2014, respectively.

Cash flows provided by financing activities were $13,914 for the period ended January 31, 2015, which compares to cash flows provided by financing activities of $213,923 for the period ended January 31, 2014.  These cash flows were principally related to borrowings on related party debt of $20,000 and $13,923 during the periods ending January 31, 2015 and 2014, respectively less principal payments on related party debt in the amounts of $6,086 and $-0- during the periods ending January 31, 2015 and 2014, respectively. In addition, during the three months ended January 31, 2014 we received $200,000 from the sale of our common stock to investors.

Currently we have no operations and have four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2016 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

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

(18)

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

(19)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

(20)

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

(21)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 15, 2016	VIVA ENTERTIANMENT GROUP INC. (F/K/A BLACK RIVER PETROLEUM CORP.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(22)