Form 10-Q
period 2015-04-30
Black River Petroleum Corp.
filed 2016-06-17
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Yes ☐ No ☒

As of June 14, 2016, 111,401,696 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GORUP INC.

(F/K/A BLACK RIVER PETROLEUM CORP.)

QUARTERLY REPORT ON FORM 10-Q

April 30, 2015

(2)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)

April 30, 2015

(3)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Balance Sheets
April 30, 2015 and October 31, 2014

	April 30, 2015	October 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$146	$14,586
Total Current Assets	146	14,586
Deposit on lease	—	—

Total Assets	$146	$14,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$30,958	$25,961
Due to Directors	42,854	—

Total Liabilities	73,812	25,961

Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 73,231,067 and 73,231,067 shares issued and outstanding) at April 30, 2015 and October 31, 2014, respectively	732	732

Additional paid-in capital	1,933,833	1,930,090

Stock payable	2,675,856	2,450,856

Accumulated deficit	(4,684,087)	(4,393,053)

Total Stockholders’ Equity (Deficit)	(73,666)	(11,375)

Total Liabilities and Stockholders’ Equity (Deficit)	$146	$14,586

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Statements of Operations
For the Three and Six Months Ended April 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended	For the Six Month Ended	For the Six Month Ended	For the Six Month Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Operating Expenses

Consulting services	$30,000	$52,747	$50,000	$53,497

Rent	750	4,843	5,247	9,380

Legal and accounting	—	17,304	—	23,125

General and administrative	1,513	50,585	10,045	68,490

Wages	112,500	138,726	225,000	708,931

Geological research	—	8,678	—	33,678

Website Development	—	17,514	—	17,514

Impairment of mining claims	—	—	—	—

Loss on Settlement of Debt	—	—	—	16,537

Loss from operations	144,763	290,397	290,292	931,152

Other expense

Interest expense	649	85	742	2,135

Total other expense	649	85	742	2,135

Net Loss	$(145,412)	$(290,482)	$(291,034)	$(933,287)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	73,231,067	72,446,978	73,231,067	72,184,023

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Statements of Cash Flows
For the Six Months Ended April 30, 2015 and 2014
(Unaudited)

	For the Six Month Ended	For the Six Month Ended
	April 30, 2015	April 30, 2014

Operating Activities

Net loss	$(291,034)	$(933,287)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	3,000	3,000
Imputed Interest	742	2,135
Loss on settlement of debt	—	16,537
Stock based compensation	225,000	667,677
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,998	6,423
Other current assets	—	(125,000)

Net Cash Used in Operating Activities	(57,294)	(362,515)

Financing Activities
Proceeds from the sale of common stock	—	410,000
Borrowings on related party debt	50,000	—
Principal payments on related party debt	(7,146)	—

Net Cash Provided by Financing Activities	42,854	410,000

Increase (Decrease) in Cash	(14,440)	47,485

Cash - Beginning of Period	14,586	4,005

Cash - End of Period	$146	$51,490

Supplemental Disclosure of Cash Flow Information

Interest	$—	$—
Income taxes	$—	$—

Non Cash Information
Common stock issued for settlement of debt to directors	$—	$148,833

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) be unable to continue as a going concern.  As at April 30, 2015 and October 31, 2014, Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) has a working capital deficiency, has an accumulated deficit of $4,684,087 and $4,393,053, respectively.  The continuation of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) as a going concern is dependent upon the continued financial support from its shareholders, the ability of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending October 31, 2015.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at April 30, 2015 and October 31, 2014.

(7)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. There was $742 and $2,135 imputed interest recorded as donated capital for the six months ended April 30, 2015 and 2014, respectively.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2015 and April 30, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2015 and October 31, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2015 and October 31, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2015 and 2014 the Company recognized a total of $3,000 and $3,000, respectively for rent. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of April 30, 2015 and October 31, 2014, 2,161,004 and 1,665,014 shares have been vested. Compensation expense was $225,000 and $667,677, respectively was recorded during the six months ended April 30, 2015 and 2014, based on the closing price of the shares on the date of grant.

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

During the six months ended April 30, 2015 and 2014 the Company President and Director advanced the Company a total of $50,000 and $-0-, respectively to fund operations and repaid a total of $7,146 and $-0-, respectively. As of April 30, 2015 the Company owes him a total of $42,854.

(10)

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

(11)

NOTE 7 - COMMON STOCK

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

As of October 31, 2014 and as of April 30, 2015, 1,663,014 common shares have vested as per Employment Agreement with Mr. Stanbury. As of October 31, 2014, the shares have not yet been issued. The value of the shares $937,356 was based on the closing price of the stock on the date of grant and is recorded as a stock payable. No expense recognition occurred for the six months ended April 30, 2015.

As of April 30, 2015 and October 31, 2014, the Company has issued 73,231,067 and 73,231,067, respectively common shares.

Included in the accompanying condensed statements of operations for the six months ending April 30, 2015 and 2014 is $225,000 and $667,677, respectively, wages expense for vesting of the 3,000,000 common shares that are payable to Alex Stanbury as part of his employment agreement.

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

(12)

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

(13)

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

(14)

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

Plan of Operation

As at April 30, 2015 we had a working capital deficiency, have not generated revenues and have accumulated losses of $4,684,087 since inception.

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

(15)

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

Operating Expenses

For the three and six months ended April 30, 2015 and 2014

For the three months ended April 30, 2015 and 2014, we incurred operating expenses in the amounts of $144,763 and $290,397 respectively. Our operating expenses were comprised of: (i) consulting services expense of $30,000 and $52,747 for the quarter ended April 30, 2015 and 2014, respectively (ii) rent expense of $750 and $4,843 for the quarters ended April 30, 2015 and 2014, respectively, (iii) legal and accounting expense of $14,740 and $17,304 for the quarters ended April 30, 2015 and 2014, respectively, (iv) general and administrative expenses of $1,513 and $50,585 for the quarters ended April 30, 2015 and 2014, respectively, (v) geological research expenses of $-0- and $8,678 for the quarters ended April 30, 2015 and 2014, respectively, and (vi) wage expense of $112,500 and $138,726 for the quarters ended April 30, 2015 and 2014, respectively; (vii) website development $-0- and $17,514 for the quarters ended April 30, 2015 and 2014, respectively.

For the six months ended April 30, 2015 and 2014, we incurred operating expenses in the amounts of $290,292, and $931,152 respectively. Our operating expenses were comprised of: (i) consulting services expense of $50,000 and $53,497 for the six months ended April 30, 2015 and 2014, respectively (ii) rent expense of $5,247 and $9,380 for the six months ended April 30, 2015 and 2014, respectively, (iii) legal and accounting expense of $-0- and $23,125 for the six months ended April 30, 2015 and 2014, respectively, (iv) general and administrative expenses of $10,045 and $68,490 for the six months ended April 30, 2015 and 2014, respectively, (v) geological research expenses of $-0- and $33,678 for the six months ended April 30, 2015 and 2014, respectively, and (vi) wage expense of $225,000 and $708,931 for the six months ended April 30, 2015 and 2014, respectively; (vii) website development $-0- and $17,514 for the six months ended April 30, 2015 and 2014, respectively; (viii) loss on settlement of debt $-0- and $16,537, for the six months ended April 30, 2015 and 2014, respectively..

Net Loss

Our net loss for the three months ended April 30, 2015 and 2014 was $145,412 and $290,482, respectively. The decrease in net loss was the result of change in compensation in an effort to reduce and control wages.

Our net loss for the six months ended April 30, 2015 and 2014 was $291,034 and $933,287, respectively. The decrease in net loss was the result of change in compensation in an effort to reduce and control wages.

(16)

Liquidity and Capital Resources

As of April 30, 2015, we had cash and cash equivalents of $146. As of October 31, 2014, we had cash and cash equivalents of $14,586.

Net cash used in operating activities was $(57,294) for the six months ended April 30, 2015, which was comparable to the net cash used in operating activities of $(362,515) for the six month period ended April 30, 2014. The net cash usages in operations was principally attributable to net losses of $(291,034) and $(933,287) during the six months ended April 30, 2015 and 2014, respectively, offset principally by stock based compensation of $225,000 and $667,677 in such same periods, respectively.

Cash flows used for investing activities were $-0- and $-0- for the periods ended April 30, 2015 and 2014, respectively.

Cash flows provided by financing activities were $42,854 for the six months ended April 30, 2015, which compares to cash flows provided by financing activities of $410,000 for the six months ended April 30, 2014.  These cash flows were principally related to borrowings on related party debt of $50,000 during the six months ending April 30, 2015 less principal payments on related party debt in the amounts of $7,146 during the six months ending April 30, 2015. During the six months ended April 30, 2014, we received $410,000 in proceeds from the sale of our common stock to investors.

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

(17)

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

In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

(19)

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

(20)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 17, 2016	VIVA ENTERTIANMENT GROUP INC. (F/K/A BLACK RIVER PETROLEUM CORP.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(21)