Form 10-Q
period 2015-07-31
Black River Petroleum Corp.
filed 2016-06-23
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Yes ☐ No ☒

As of June 22, 2016, 125,751,696 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GORUP INC.

(F/K/A BLACK RIVER PETROLEUM CORP.)

QUARTERLY REPORT ON FORM 10-Q

July 31, 2015

(2)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS (UNAUDITED)

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)

July 31, 2015

(3)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Balance Sheets
July 31, 2015 and October 31, 2014

	July 31, 2015	October 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$104	$14,586
Total Current Assets	104	14,586
Deposit on lease	-	-

Total Assets	$104	$14,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$31,633	$25,961
Due to Directors	72,854	-

Total Liabilities	104,487	25,961

Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 73,231,067 and 73,231,067 shares issued and outstanding) at July 31, 2015 and October 31, 2014, respectively	732	732

Additional paid-in capital	1,936,593	1,930,090

Stock payable	2,788,356	2,450,856

Accumulated deficit	(4,830,064)	(4,393,053)

Total Stockholders’ Equity (Deficit)	(104,383)	(11,375)

Total Liabilities and Stockholders’ Equity (Deficit)	$104	$14,586

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Statements of Operations
For the Three and Nine Months Ended July 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended	For the Three Month Ended	For the Nine Month Ended	For the Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Operating Expenses

Consulting services	$30,000	$29,388	$80,000	$82,885

Rent	750	5,842	5,997	15,222

Legal and accounting	—	14,740	—	37,865

General and administrative	1,466	22,019	11,511	90,509

Wages	112,500	143,425	337,500	852,356

Geological research	—	1,000	—	34,678

Website Development	—	—	—	17,514

Loss on Settlement of Debt	—	—	—	16,537

Loss from operations	144,716	216,414	435,008	1,147,566

Other expense

Interest expense	1,261	—	2,003	2,135

Total other expense	1,261	—	2,003	2,135

Net Loss	$(145,977)	$(216,414)	$(437,011)	$(1,149,701)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	73,231,067	73,107,074	73,231,067	72,495,088

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Statements of Cash Flows
For the Nine Months Ended July 31, 2015 and 2014
(Unaudited)

	For the Nine Month Ended	For the Nine Month Ended
	July 31, 2015	July 31, 2014

Operating Activities

Net loss	$(437,011)	$(1,149,701)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	4,500	4,500
Imputed Interest	2,003	2,135
Loss on settlement of debt	—	16,537
Stock based compensation	337,500	806,741
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,672	30,934
Other current assets	—	(125,000)

Net Cash Used in Operating Activities	(87,336)	(413,854)

Financing Activities
Proceeds from the sale of common stock		410,000
Borrowings on related party debt	80,000	—
Principal payments on related party debt	(7,146)	—

Net Cash Provided by Financing Activities	72,854	410,000

Increase (Decrease) in Cash	(14,482)	(3,854)

Cash - Beginning of Period	14,586	4,005

Cash - End of Period	$104	$151

Supplemental Disclosure of Cash Flow Information

Interest	$—	$—
Income taxes	$—	$—

Non Cash Information
Common stock issued for settlement of debt to directors	$—	$148,833

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) be unable to continue as a going concern.  As at July 31, 2015 and October 31, 2014, Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) has a working capital deficiency, has an accumulated deficit of $4,830,064 and $4,393,053, respectively.  The continuation of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) as a going concern is dependent upon the continued financial support from its shareholders, the ability of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine -month period ended July 31, 2015 may not necessarily be indicative of the results that may be expected for the year ending October 31, 2015.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at July 31, 2015 and October 31, 2014.

(7)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. There was $2,003 and $2,135 imputed interest recorded as donated capital for the nine months ended July 31, 2015.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2015 and July 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2015 and October 31, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2015 and October 31, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 4 - RELATED PARTY TRANSACTIONS

During nine months ended July 31, 2015 and 2014 the Company recognized a total of $5,997 and $9,380, respectively for rent. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of July 31, 2015 and July 31, 2014, compensation expense of $337,500 and $748,356, respectively was recorded based on the closing price of the shares on the date of grant.

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

During the nine months ended July 31, 2015 the Company President and Director advanced the Company a total of $80,000 to fund operations and repaid a total of $7,146. As of July 31, 2015 the Company owes him a total of $72,854.

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

Subsequent to October 31, 2014, final payments was not made and no agreement was reached to amend the agreement. Therefore, as of July 31, 2015, the Company no longer has financial interest in American Land and the original agreement has been terminated.

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

Subsequent to October 31, 2014, final payments was not made and no agreement was reached to amend the agreement. Therefore, as of July 31, 2015, the Company no longer has financial interest in American Land and the original agreement has been terminated.

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

As of July 31, 2015 and October 31, 2014, the Company has issued 73,231,067 and 73,231,067, respectively common shares.

Compensation expense based on stock based compensation was $337,500 and $748,356 for the nine months ended July 31, 2015 and 2014, respectively.

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

On April 8, 2016, in connection with the purchase of Viva Entertainment Group, Inc., our Board of Directors authorized the issuance of an aggregate of 37,820,629 shares of common stock, comprised of 22,000,000 issued to our Founder and Chief Executive Officer (5,000,000 of which are registered in name of the wife of the CEO), 13,820,629 as common shares for consulting services to various consultants and 2,000,000 common shares as consideration for an investor entering into a share purchase agreement. An additional 500,000 common shares was issued for general corporate purpose.

During the month of May, 2016, we issued 14,350,000 shares of our common stock for services rendered by employees, directors, officers, subcontractors and legal services.

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

During the month of May, 2016, we issued 14,350,000 shares of our common stock for services rendered by employees, directors, officers, subcontractors and legal services.

Plan of Operation

As at July 31, 2015 we had a working capital deficiency, have not generated revenues and have accumulated losses of $4,830,064 since inception.

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

Operating Expenses

For the three and nine months ended July 31, 2015 and 2014

For the three months ended July 31, 2015 and 2014, we incurred operating expenses in the amounts of $144,716, and $216,414 respectively. Our operating expenses were comprised of: (i) consulting services expense of $30,000 and $29,388 for the quarter ended July 31, 2015 and 2014, respectively (ii) rent expense of $750 and $5,842 for the quarters ended July 31, 2015 and 2014, respectively, (iii) legal and accounting expense of $-0- and $14,740 for the quarters ended July 31, 2015 and 2014, respectively, (iv) general and administrative expenses of $1,466 and $22,019 for the quarters ended July 31, 2015 and 2014, respectively, (v) geological research expenses of $-0- and $1,000 for the quarters ended July 31, 2015 and 2014, respectively, and (vi) wage expense of $112,500 and $143,425 for the quarters ended July 31, 2015 and 2014, respectively.

For the nine months ended July 31, 2015 and 2014, we incurred operating expenses in the amounts of $435,008, and $1,147,566 respectively. Our operating expenses were comprised of: (i) consulting services expense of $80,000 and $82,885 for the nine months ended July 31, 2015 and 2014, respectively (ii) rent expense of $5,997 and $15,222 for the nine months ended July 31, 2015 and 2014, respectively, (iii) legal and accounting expense of $-0- and $37,865 for the nine months ended July 31, 2015 and 2014, respectively, (iv) general and administrative expenses of $11,511 and $90,509 for the nine months ended July 31, 2015 and 2014, respectively, (v) geological research expenses of $-0- and $34,678 for the nine months ended July 31, 2015 and 2014, respectively, and (vi) wage expense of $337,500 and $852,356 for the nine months ended July 31, 2015 and 2014, respectively; (vii) website development $-0- and $17,514 for the nine months ended July 31, 2015 and 2014, respectively; (viii) loss on settlement of debt $-0- and $16,537, for the nine months ended July 31, 2015 and 2014, respectively.

Net Loss

Our net loss for the three months ended July 31, 2015 and 2014 was $145,977 and $216,414, respectively. The decrease in net loss was the result of change in compensation in an effort to reduce and control wages.

Our net loss for the nine months ended July 31, 2015 and 2014 was $437,011 and $1,149,701, respectively. The decrease in net loss was the result of change in compensation in an effort to reduce and control wages.

(16)

Liquidity and Capital Resources

As of July 31, 2015, we had cash and cash equivalents of $104. As of October 31, 2014, we had cash and cash equivalents of $14,586.

Net cash used in operating activities was $(87,336) for the nine months ended July 31, 2015, which was comparable to the net cash used in operating activities of $(413,854) for the nine months ended July 31, 2014. The net cash usages in operations was principally attributable to net losses of $(437,011) and $(1,149,701) during the nine months ended July 31, 2015 and 2014, respectively, offset principally by stock based compensation of $337,500 and $806,741 in such same periods, respectively.

Cash flows used for investing activities were $-0- and $-0- for the nine months ended July 31, 2015 and 2014, respectively.

Cash flows provided by financing activities were $72,854 for the nine months ended July 31, 2015, which compares to cash flows provided by financing activities of $410,000 for the nine months ended July 31, 2014.  These cash flows were principally related to borrowings on related party debt of $80,000 and $-0- during the nine months ending July 31, 2015 and 2014, respectively less principal payments on related party debt in the amounts of $7,146 and $-0- during the nine months ending July 31, 2015 and 2014, respectively. During the nine months ended July 31, 2014, we received $410,000 in proceeds from the sale of our common stock to investors.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended July 31, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 23, 2016	VIVA ENTERTIANMENT GROUP INC. (F/K/A BLACK RIVER PETROLEUM CORP.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(21)