Form 10-K
period 2015-10-31
Black River Petroleum Corp.
filed 2016-06-28
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2015 was $3,693,106.

As of June 20, 2016, 125,751,696 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

(2)

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

(3)

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

(4)

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

(5)

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

ITEM 4. MINE SAFETY DISCLOSURES.

Mine Safety and Health Administration Regulations

We consider health, safety and environment stewardship to be our core value. For the fiscal years ended October 31, 2015 and 2014, our properties were subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and HealthAct of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal years ended October 31, 2015 and 2014, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K. Due to our change in business strategy and operations, we are no longer a mining company as of the date of this report.

We now operate in the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

(6)

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

Price range of common stock

	High Close	Low Close

Fiscal Year Ended October 31, 2015
1st Quarter	$.26	$.08
2nd Quarter	$.13	$.07
3rd Quarter	$.10	$.06
4th Quarter	$.05	$.07

Fiscal Year Ended October 31, 2014
1st Quarter	$.50	$.45
2nd Quarter	$1.17	$.45
3rd Quarter	$.89	$.17
4th Quarter	$.70	$.25

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

Holders of Common Stock

We have 43 record holders of our common stock as of June 20, 2016.

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

(7)

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

(8)

Results of Operations

Comparison of the years ended October 31, 2015 and 2014

The following table presents the statement of operations for the year ended October 31, 2015 as compared to the comparable period of the year ended October 31, 2014. The discussion following the table is based on these results.

	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2014

Operating Expenses

Consulting services	$110,000	$101,751
Rent	6,747	21,593
Legal and accounting	1,138	45,312
General and administrative	14,555	107,224
Wages	450,000	1,001,786
Geological Research	—	36,678
Loss on Settlement of Debt	—	16,537
Website Development	—	17,514
Impairment of Mining Claims	—	150,000
Loss from Operations	582,440	1,498,395

Total Other Expense	3,869	2,156
Net Loss	$(586,309)	$(1,500,551)

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Operating Expenses

For the years ended October 31, 2015 and 2014 we incurred operating expenses in the amount of $582,440 and $1,498,395, respectively. The decrease in expenses was the result of a decrease in general and administrative expenses consisting principally of impairment of mining claims from $150,000 for the year ended October 31, 2014 to $-0- for the year ended October 31, 2015. Also in the year ended October 31, 2015 we decreased wages approximately $551,000.

Liquidity and Capital Resources

As of October 31, 2015, we had cash and cash equivalents of $62. As of October 31, 2014, we had cash and cash equivalents of $14,586.

Net cash used in operating activities was $(117,378) for the fiscal year ended October 31, 2015, which was comparable to the net cash used in operating activities of $(364,419) for the fiscal year ended October 31, 2014. The net cash usages in operations was principally attributable to net losses of $(586,309) and $(1,500,551) during the fiscal years ended October 31, 2015 and 2014, respectively, offset by impairment of mining claims of $-0- and $150,000 in such same years, respectively. In addition, during the fiscal year ending October 31, 2015, we had stock based compensation of $450,000 which was a non-cash expense. We had $937,356 in such compensation in the prior year.

Cash flows used for investing activities were $-0- and $125,000 for the fiscal years ended October 31, 2015 and 2014, respectively. Cash flows used for investing activities were spent on cash paid for acquisition of mining claims.

Cash flows provided by financing activities were $102,854 for the fiscal year ended October 31, 2015, which compares to cash flows provided by financing activities of $500,000 for the fiscal year ended October 31, 2014. These cash flows were principally related to sales of stock in the amounts of $-0- and $500,000 during the fiscal years ending October 31, 2015 and 2014, respectively, and from loans from creditors in the amount of $110,000 during the year ending October 31, 2015 of which $7,146 was repaid to the creditors. During the fiscal year ending October 31, 2014, we borrowed and then subsequently repaid $63,883.

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

(9)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the year ended October 31, 2015.

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

(10)

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

(11)

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

(12)

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

(13)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Viva Entertainment Group Inc. (f/k/a Black River Petroleum Corp.)

We have audited the accompanying balance sheets of Viva Entertainment Group Inc. (f/k/a Black River Petroleum Corp.) as of October 31, 2015 and 2014 and the related statement of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viva Entertainment Group Inc. as of October 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 27, 2016

(14)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Balance Sheets
October 31, 2015 and October 31, 2014

	October 31, 2015	October 31, 2014

ASSETS

Current Assets
Cash	$62	$14,586
Total Current Assets	62	14,586

Total Assets	$62	$14,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$35,023	$25,961
Due to Directors	102,854	—

Total Liabilities	137,877	25,961

Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 73,231,067 and 73,231,067 shares issued and outstanding) at October 31, 2015 and October 31, 2014, respectively	732	732

Additional paid-in capital	1,939,959	1,930,090

Stock payable	2,900,856	2,450,856

Accumulated deficit	(4,979,362)	(4,393,053)

Total Stockholders’ Equity (Deficit)	(137,815)	(11,375)

Total Liabilities and Stockholders’ Equity (Deficit)	$62	$14,586

The Accompanying Notes are an Integral Part of These Financial Statements

(15)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Statements of Operations
For the Years Ended October 31, 2015 and 2014

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2015	October 31, 2014
Operating Expenses

Consulting services	$110,000	$101,751

Rent	6,747	21,593

Legal and accounting	1,138	45,312

General and administrative	14,555	107,224

Wages	450,000	1,001,786

Geological research	—	36,678

Website development	—	17,514

Loss on Settlement of Debt	—	16,537

Impairment of mining claims	—	150,000

Loss from operations	582,440	1,498,395

Other expense

Interest expense	3,869	2,156

Total other expense	3,869	2,156

Net Loss	$(586,309)	$(1,500,551)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	73,231,067	72,443,593

The Accompanying Notes are an Integral Part of These Financial Statements

(16)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Statement of Changes in Stockholders’ Equity (Deficit)
For The Years Ended October 31, 2015 and 2014

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

Balances at October 31, 2013	71,725,925	$717	$1,270,079	$1,500,000	$(2,892,502)	$(121,706)
Proceeds from common stock	987,653	10	409,990	90,000	—	500,000
Shares issued for debt settlement	367,489	4	165,366	—	—	165,370
Stock based compensation	150,000	1	76,499	860,856	—	937,356
Imputed interest	—	—	2,156	—	—	2,156
Donated rent	—	—	6,000	—	—	6,000
Net loss	—	—	—	—	(1,500,551)	(1,500,551)
Balances at October 31, 2014	73,231,067	$732	$1,930,090	$2,450,856	$(4,393,053)	$(11,375)
Stock based compensation	—	—	—	450,000	—	450,000
Imputed interest	—	—	3,869	—	—	3,869
Donated rent	—	—	6,000	—	—	6,000
Net loss	—	—	—	—	(586,309)	(586,309)
Balances at October 31, 2015	73,231,067	$732	$1,939,959	$2,900,856	$(4,979,362)	$(137,815)

The Accompanying Notes are an Integral Part of These Financial Statements

(17)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Statements of Cash Flows
For the Years Ended October 31, 2015 and 2014

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2015	October 31, 2014

Operating Activities

Net loss	$(586,309)	$(1,500,551)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	6,000	6,000
Impairment of Mining Claims	—	150,000
Imputed Interest	3,869	2,156
Loss on settlement of debt - related party	—	16,537
Stock based compensation	450,000	937,356
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,062	24,083

Net Cash Used in Operating Activities	(117,378)	(364,419)

Investing Activities:
Cash paid for acquisition of mining rights	—	(125,000)

Net Cash Used in Investing Activities	—	(125,000)

Financing Activities
Borrowing on debt	110,000	63,883
Principle repayments on debt	(7,146)	(63,883)
Proceeds from the sale of common stock	—	500,000

Net Cash Provided by Financing Activities	102,854	500,000

Increase (Decrease) in Cash	(14,524)	10,581

Cash - Beginning of Period	14,586	4,005

Cash - End of Period	$62	$14,586

Supplemental Disclosure of Cash Flow Information

Interest	$—	$—
Income taxes	$—	$—

Non Cash Information
Common stock issued for settlement of debt to directors	$—	$148,833

The Accompanying Notes are an Integral Part of These Financial Statements

(18)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) be unable to continue as a going concern.  As at October 31, 2015 and October 31, 2014 Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) has a working capital deficiency, has not generated revenues and has an accumulated deficit of $4,979,362 and $4,393,053, respectively.  The continuation of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) as a going concern is dependent upon the continued financial support from its shareholders, the ability of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2015 and 2014.

(19)

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. There was $3,869 and $2,156 imputed interest recorded as donated capital for the years ended October 31, 2015 and 2014, respectively.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2015 and 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2015 and 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

(20)

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

(21)

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

The Company currently has net operating loss carryforwards aggregating $1,869,493 (2014: $1,743,053), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2015 and 2014:

	2015	2014
Deferred tax assets	$635,628	$592,638
Valuation allowance for deferred tax assets	(635,628)	(592,638)
Net deferred tax assets	$—	$—

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2015 and 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

(22)

NOTE 5 - RELATED PARTY TRANSACTIONS

During year ended October 31, 2015 and 2014 the Company recognized a total of $6,000 and $6,000, respectively for rent. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

During the year ended October 31, 2015 and 2014 the Company President and Director advanced the Company a total of $110,000 and $63,883 to fund operations and repaid a total of $7,146 and $63,883, respectively. As of October 31, 2015 the Company owes him a total of $102,854.

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of October 31, 2015 and October 31, 2014, 2,915,068 and 1,915,068 shares have been vested and compensation expense of $450,000 and $860,856, respectively was recorded during the years ended October 31, 2015 and 2014 based on the closing price of the shares on the date of grant.

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

NOTE 6 – LEASE OF OIL AND GAS CLAIMS

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

(23)

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

NOTE 8 - COMMON STOCK

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

As of October 31, 2015 and October 31, 2014, 2,915,068 and 1,915,068 shares have been vested and compensation expense of $450,000 and $860,856, respectively was recorded during the years ended October 31, 2015 and 2014 based on the closing price of the shares on the date of grant.

As of October 31, 2015 and 2014, Black River Petroleum Corp. (formerly American Copper Corp.) has issued 73,231,067 and 73,231,067, respectively common shares.

(24)

NOTE 9 – SUBSEQUENT EVENTS

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

(25)

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

(26)

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

As of October 31, 2015, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

(27)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of October 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of October 31, 2015, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2015, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this corn deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

(28)

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

(29)

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

(30)

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation Payouts
		Annual Compensation
Names Executive Officer and Principal		Salary	Bonus	Other Annual Compensation	Under Options/ SARs Granted	Awards Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Johnny Falcones President, Chief Executive Officer, Director	2015	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

Alex Stanbury (1) Former President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Former Director	2015	0	0	0	0	0	0	0
	2014	40,000	0	0	0	0	0	$860,856

Alberto Gomez Viva Entertainment President	2013	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

John Sepulveda Latin American President	2013	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

1) Mr. Stanbury resigned as President, Chief Executive Officer, Secretary,Treasurer, Chief Financial Officer and Director on April 5, 2016.

(31)

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

(32)

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

Compensation of Directors

Our directors do not receive any compensation for serving as a member of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 20, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
Alex Stanbury 424 Church Street, Suite 2000 Nashville, Tennessee, TN 37219	11,000,000	8.75%

Johnny Falcones
143-41 84th Drive, #4E
Briarwood, NY 11435	43,629,371	34.69%
All directors and officers and 5% stockholders as a group	54,629,371	43.44%

(1)	Based on 125,751,696 shares of common stock issued and outstanding as of June 20, 2016.

(33)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 1, 2013, we entered into an employment agreement with Alexander Stanbury, our former President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by our Board of Directors. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of our common stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. As of October 31, 2015 and October 31, 2014, 2,915,068 and 1,915,068 common shares have been vested and compensation expense of $450,000 and $860,856, respectively, was recorded based on the closing price of the shares on the date of grant.

The Employment Agreement may be terminated by us and by Mr. Stanbury. Should the Employment Agreement be terminated by us without cause, by Mr. Stanbury for good reason, or pursuant to a change of control, Mr. Stanbury is entitled to receive one times his base salary and other benefits at the time of termination (including any bonus); any earned but unpaid base salary, and accrued but unpaid vacation time.  Should the Employment Agreement be terminated by us for cause or by Mr. Stanbury other than for good reason, Mr. Stanbury is entitled to receive any earned but unpaid base salary, including any bonus and accrued but unpaid vacation time.

On December 11, 2013, we issued 367,489 shares of our common stock, pursuant to a debt settlement agreement (the “Settlement Agreement”) with Mr. Stanbury, our sole officer and director, in exchange for a settlement of $148,833 owed to Mr. Stanbury. The common stock issued had a fair value of $165,370, which resulted in a loss of $16,537.

During the year ended October 31, 2015 our President and Director advanced us a total of $110,000 to fund operations and repaid a total of $7,146. As of October 31, 2015, we owe him a total of $102,854. During the year ending October 31, 2014, we forwarded $63,883 and repaid $63,883 to our President and Director leaving a balance of zero at October 31, 2014.

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended October 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended October 31, 2015	Year Ended October 31, 2014
Legal and Accounting Fees	$5,750	$5,750
Tax Fees	0	$0
All Other Fees	0	$0
Total	$5,750	$5,750

(34)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(6)	Amendment to the Certificate of Incorporation
3.3(1)	Bylaws
10.1(2)	Stock Purchase Agreement, dated December 17, 2012, by and among Black River Petroleum Corp. (f/k/a Farmacia Corporation), Irina Cudina and Alexander Stanbury.
10.2 (3)	Lease Agreement by and between Black River Petroleum Corp. (f/k/a American Copper Corp.) and Regus Group, dated December 13, 2012.
10.3 (4)	Mineral Property Acquisition Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.4 (4)	Mineral Property Transfer Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), US Copper Investments, Ltd, and Ruza
10.5 (5)	Investment Agreement, dated July 3, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.6 (6)	Purchase and Sale Agreement, dated October 17, 2013, by and among Black River Petroleum Corp. (f/k/a American Copper Corp.) and American Land and Exploration Company.
10.7 (7)	Employment Agreement, dated December 1, 2013, by and among Black River Petroleum Corp. and Alexander Stanbury
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2009.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2013.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013.

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

(35)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of June 2016.

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

Signature	Title	Date

/s/ Johnny Falcones	President, Chief Executive Officer,
Johnny Falcones	Chief Financial Officer, and Director	June 28, 2016

(36)