Form 10-Q
period 2016-01-31
Viva Entertainment Group Inc.
filed 2016-07-01
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

Yes ☐ No ☒

As of June 29, 2016, 125,751,696 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GROUP INC.

(F/K/A BLACK RIVER PETROLEUM CORP.)

QUARTERLY REPORT ON FORM 10-Q

January 31, 2016

(2)

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)

January 31, 2016

(3)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Balance Sheets
January 31, 2016 and October 31, 2015

	January 31, 2016	October 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$20	$62
Total Assets	$20	$62

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$37,598	$35,023
Due to Directors	132,854	102,854

Total Liabilities	170,452	137,877

Stockholders’ Equity (Deficit)

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 73,231,067 and 73,231,067 shares issued and outstanding) at January 31, 2016 and October 31, 2015, respectively	732	732

Additional paid-in capital	1,943,926	1,939,959

Stock payable	3,390,000	2,900,856

Accumulated deficit	(5,505,090)	(4,979,362)

Total Stockholders’ Equity (Deficit)	(170,432)	(137,815)

Total Liabilities and Stockholders’ Equity (Deficit)	$20	$62

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Statements of Operations
For the Three Months Ended January 31, 2016 and 2015
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	January 31, 2016	January 31, 2015
Operating Expenses

Consulting services	$30,000	$20,000

Rent	750	4,497

General and administrative	3,367	8,532

Wages	489,144	112,500

Loss from operations	523,261	145,529

Other expense

Interest expense	2,467	93

Total other expense	2,467	93

Net Loss	$(525,728)	$(145,622)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	73,231,067	73,231,067

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Statements of Cash Flows
For the Three Months Ended January 31, 2016 and 2015

	For the Three Months Ended	For the Three Months Ended
	January 31, 2016	January 31, 2015
Operating Activities

Net loss	$(525,728)	$(145,622)

Adjustments to reconcile net loss to cash used in operating activities:
Donated capital, consulting services and rent	1,500	1,500
Imputed Interest	2,467	93
Stock based compensation	489,144	112,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,575	4,322

Net Cash Used in Operating Activities	(30,042)	(27,207)

Financing Activities
Borrowing on debt	30,000	20,000
Principle rapayments on debt	—	(6,086)

Net Cash Provided by Financing Activities	30,000	13,914

Increase (Decrease) in Cash	(42)	(13,293)

Cash - Beginning of Period	62	14,586

Cash - End of Period	$20	$1,293

Supplemental Disclosure of Cash Flow Information

Interest	$—	$—
Income taxes	$—	$—

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) be unable to continue as a going concern.  As at January 31, 2016 and October 31, 2015, Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) has a working capital deficiency, has an accumulated deficit of $5,505,090 and $4,979,362, respectively.  The continuation of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) as a going concern is dependent upon the continued financial support from its shareholders, the ability of Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Viva Entertainment Group, Inc. (F/K/A Black River Petroleum Corp.) ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2016 may not necessarily be indicative of the results that may be expected for the year ending October 31, 2016.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at January 31, 2016 and October 31, 2015.

(7)

IMPUTED INTEREST – The Company calculates imputed interest at a rate of 8% per annum. There was $2,467 and $93 imputed interest recorded as donated capital for the three months ended January 31, 2016 and 2015, respectively.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of January 31, 2016 and October 31, 2015, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2016 and October 31, 2015. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

(8)

RECENTLY ISSUED ACCOUNTING STANDARDS – In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2016 and October 31, 2015:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

(10)

NOTE 4 - RELATED PARTY TRANSACTIONS

During three months ended January 31, 2016 and 2015 the Company recognized a total of $1,500 and $1,500 respectively for rent. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

On December 1, 2013, the Company entered into an employment agreement with Alexander Stanbury, the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Stanbury will receive annual base compensation of $120,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. Mr. Stanbury is entitled to receive 3,000,000 shares (the “Employment Shares”) of the Company’s Common Stock, 1,000,000 to vest on the date of the Employment Agreement, 1,000,000 to vest on the first anniversary of the Employment Agreement, and 1,000,000 to vest on the second anniversary of the Employment Agreement. The Employment Agreement also provides for bonus awards, as well as a benefit package, including medical, disability, and other equity programs. The term of the Employment Agreement is three (3) years and shall automatically be renewed for successive one (1) year terms thereafter, unless otherwise notified in writing three (3) months prior to the termination of the agreement. Per the terms of the employment agreement, on 12/1/2015 the agreement was renewed for an additional year through 12/1/2016 on which date Alex Stanbury is entitled to receive 1,000,000 shares of the Companies stock which vested immediately as of that date. As of January 31, 2016 and October 31, 2015, 4,000,000 and 2,915,068 shares have been vested. During the three months ended January 31, 2016 and 2015 compensation expense of $489,144 and $112,500, respectively was recorded based on the closing price of the shares on the date of grant.

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

During the three months ended January 31, 2015 the Company’s President and Director advanced the Company a total of $20,000 to fund operations and repaid a total of $6,086. As of October 31, 2015 the Company owes him a total of $102,854. This amount is included on the accompanying Condensed Balance Sheets at October 31, 2015 as “Due to Directors”.

During the three months ended January 31, 2016 the Company’s President and Director advanced the Company a total of $30,000 to fund operations. As of January 31, 2016 the Company owes him a total of $132,854. This amount is included on the accompanying Condensed Balance Sheets at January 31, 2016 as “Due to Directors”.

(11)

NOTE 5 - COMMON STOCK

As of January 31, 2016 and October 31, 2015, Black River Petroleum Corp. (formerly American Copper Corp.) has issued 73,231,067 and 73,231,067, respectively common shares.

Included in the accompanying condensed statements of operations for the three months ending January 31, 2016 and 2015 is $489,144 and $112,500 of wages expense common shares that are payable to Alex Stanbury as part of his employment agreement. Per the terms of the employment agreement, on 12/1/2015 the agreement was renewed for an additional year through 12/1/2016 on which date Alex Stanbury is entitled to receive 1,000,000 shares of the Companies stock which vested immediately as of 12/1/2015.

NOTE 6 – SUBSEQUENT EVENTS

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

(13)

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

Plan of Operation

As at January 31, 2016 we had a working capital deficiency, have not generated revenues and have an accumulated deficit of $5,505,090.

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

Operating Expenses

For the three months ended January 31, 2016 and 2015

For the three months ended January 31, 2016 and 2015, we incurred operating expenses in the amounts of $523,261 and $145,529 respectively. Our operating expenses were comprised of: (i) consulting services expenses of $30,000 and $20,000 for the quarters ended January 31, 2016 and 2015, respectively (ii) rent expenses of $750 and $4,497 for the quarters ended January 31, 2016 and 2015, respectively, (iii) general and administrative expenses of $3,367 and $8,532 for the quarters ended January 31, 2016 and 2015, respectively, and (iv) wage expenses of $489,144 and $112,500 for the quarters ended January 31, 2016 and 2015, respectively.

(17)

Net Loss

Our net loss for the three months ended January 31, 2016 and 2015 was $525,728 and $145,622, respectively. The decrease in net loss was the result of the decrease in compensation in an effort to reduce and control wages.

Liquidity and Capital Resources

As of January 31, 2016, we had cash and cash equivalents of $20. As of October 31, 2015, we had cash and cash equivalents of $62.

Net cash used in operating activities was $(30,042) for the three months ended January 31, 2016, which was comparable to the net cash used in operating activities of $(27,207) for the three months ended January 31, 2015. The net cash usages in operations was principally attributable to net losses of $(525,728) and $(145,622) during the three months ended January 31, 2016 and 2015, respectively, offset principally by stock based compensation of $489,144 and $112,500 in such same periods, respectively.

Cash flows used for investing activities were $-0- and $-0- for the three months ended January 31, 2016 and 2015, respectively.

Cash flows provided by financing activities were $30,000 for the three months ended January 31, 2016, which compares to cash flows provided by financing activities of $13,914 for the three months ended January 31, 2015. These cash flows were principally related to borrowings on related party debt of $30,000 and $20,000 during the three months ending January 31, 2016 and 2015, respectively less principal payments on related party debt in the amounts of $-0- and $6,086 during the three months ending January 31, 2016 and 2015, respectively.

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

(18)

Recent Accounting Pronouncements

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2016 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 01, 2016	VIVA ENTERTIANMENT GROUP INC. (F/K/A BLACK RIVER PETROLEUM CORP.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(22)