Form 10-Q
period 2016-04-30
Viva Entertainment Group Inc.
filed 2016-07-20
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Yes ☐ No ☒

As of July 18, 2016, 127,251,696 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GORUP INC.

(F/K/A BLACK RIVER PETROLEUM CORP.)

QUARTERLY REPORT ON FORM 10-Q

April 30, 2016

(2)

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)

April 30, 2016

(3)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Balance Sheets
April 30, 2016 and October 31, 2015

	April 30, 2016	October 31, 2015
	(Unaudited)	(Unaudited)
ASSETS

Current Assets
Cash	$3,000	$—
Total Current Assets	3,000	—

Noncurrent Assets
Software, net accumulated amortization	66,563	—
Total Noncurrent Assets	66,563	—
Total Assets	$69,563	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$26,617	$—
Accrued Salary and Wages	12,500	—
Notes Payable - related party	100,000	—
Convertible Notes Payable, net of discount of $133,849	11,151	—
Due to Related Parties	3,000	—
Total Liabilities	153,268	—

Stockholders’ Deficit

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 110,401,696 and 0 shares issued and outstanding) at April 30, 2016 and October 31, 2015, respectively	1,100	—
Additional paid-in capital	950,572	1,500
Common Stock Issuable	100,000	—
Accumulated deficit	(1,135,377)	(1,500)
Total Stockholders’ Deficit	(83,705)	—
Total Liabilities and Stockholders’ Deficit	$69,563	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.) Condensed Statements of Operations For the Three and Six Months Ended April 30, 2016 and 2015 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Operating Expenses
Consulting services	$980,557	$—	$980,557	$—
Finance costs	15,000		15,000	—
Professional fees	26,500	—	26,500	—
General and administrative	975	—	975	—
Software maintenance expense	8,000	—	8,000
Wages	89,987	—	89,987	—

Loss from operations	1,121,019	—	1,121,019	—

Other expense
Interest expense	(12,858)	—	(12,858)	—
Total other expense	(12,858)	—	(12,858)	—

Net Loss	$(1,133,877)	$—	$(1,133,877)	$—

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$—	$(0.01)	$—

Weighted Average Number of Common Shares Outstanding	82,643,970	—	77,885,799	—

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Statements of Cash Flows
For the Six Months Ended April 30, 2016 and 2015 (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	April 30, 2016	April 30 2015
Operating Activities
Net loss	$(1,133,877)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	11,151	—
Amortization of fixed assets	1,707	—
Common stock issued and to be issued for services	1,086,676	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	26,617	—
Accrued payroll	12,500	—
Accounts Payable - related party	3,000	—
Other Assets	(68,270)	—
Net Cash Used in Operating Activities	(60,496)	—

Investing Activities
Effects of reverse merger	(171,504)	—
Net Cash Used in Investing Activities	(171,504)	—

Financing Activities
Borrowings on debt	235,000	—
Net Cash Provided by Financing Activities	235,000	—

Increase in Cash	3,000	—

Cash - Beginning of Period	—	—

Cash - End of Period	$3,000	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Noncash Information
Beneficial Conversion Feature	$35,000	$—
Common stock issued for debt discount	$100,000	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(6)

NOTE 1 – NATURE OF OPERATIONS

Description of Business and History

The Company was incorporated on October 26, 2009 in the State of Nevada. The Company originally engaged in the development of a website and also the design and development of a catalogue to sell over the counter and prescription medications, and supplements. In 2012, the Company undertook a change in focus to the natural resources sector where it was engaged in the acquisition and exploration of base metals and mineral mining properties.

On April 5, 2016, the Company completed the purchase of Viva Entertainment Group, Inc. (“Viva Entertainment”), a Delaware corporation, from EMS Find, Inc. (“EMS”) pursuant to a stock purchase agreement. Viva Entertainment’s Chief Executive Officer, Johnny Falcones, was appointed as the Company’s sole director, President and Chief Executive Officer to manage the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

Pursuant to the stock purchase agreement, the Company and EMS agreed to transfer control of Viva Entertainment to the Company through the purchase of all outstanding shares of stock of Viva Entertainment by the Company in exchange for the issuance to EMS of a 10% promissory note in the principal amount of $100,000, due six months from the Closing (the “EMS Note”), and the issuance of 22,000,000 shares of common stock to Johnny Falcones. For accounting purposes, the transaction was treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Viva Entertainment Group, Inc. exclusive of Black River Petroleum since all predecessor operations were discontinued. As part of the transaction, stock payable and amounts due to former officers were forgiven, with the balances recorded as Contributed Capital. For equity purposes, additional paid-in capital and retained deficit shown are those of Viva, exclusive of Black River Petroleum. Viva had no operations prior to the quarter ended April 30, 2016.

In management’s opinion, all adjustments necessary for a fair statement of the results for the presented periods have been made.  All adjustments made were of a normal recurring nature.

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.) (the “Company”) develops and markets Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones. The Company is based in Briarwood, New York.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of April 30, 2016, the Company has a working capital deficiency of $150,268 and has an accumulated deficit of $1,135,377. The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Fiscal Year End

The Company has adopted an October 31 fiscal year end.

(7)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended April 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending October 31, 2016.

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

Income Taxes

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2016 and October 31, 2015, there were no common stock equivalents included in the diluted net loss calculation.

(8)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2016 and October 31, 2015. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2016 and October 31, 2015:

April 30, 2016:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$11,151	$—	$—	$—

Total	$11,151	$—	$—	$—

October 31, 2015:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable	$—	$—	$—	$—

Total	$—	$—	$—	$—

(9)

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Recently Issued Accounting Standards

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

(10)

NOTE 3 – RELATED PARTY TRANSACTIONS

In connection with the acquisition of Viva Entertainment and the resignation of our former officers and directors, the Company received forgiveness of stock payable of $3,390,000 and amounts due to directors of $132,854. These amounts were recorded as Additional Paid In Capital on the date of acquisition.

Prior to the acquisition, Viva was a wholly owned subsidiary of EMS Find, Inc. Pursuant to the Stock Purchase Agreement, the Company issued to EMS Find, Inc. a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment.

During the quarter, the Company received a $3,000 loan from an entity controlled by the wife of the CEO.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest	Total
October 31, 2015	—	—	—	—
Issued in the year	$145,000	$(145,000)	—	—
Converted into shares of common stock	—	—	—	—
Amortization of debt discount	—	11,151	—	11,151
Interest accrued	—	—	—	—
April 30, 2016	$145,000	$(133,849)	—	$11,151

The Company evaluated the terms of the conversion features of its convertible debentures in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined that’s there is no derivative liability. The Company and Essex entered into an amendment which created a floor of $0.001 on the conversion rate.

On April 6, 2016, the Company issued a convertible promissory note for $145,000. The note bears interest at the rate of 10% per annum and becomes due and payable March 30, 2017. The Company received proceeds of $135,000, net of original issuance discounts of $10,000 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. All principal and accrued interest on the Note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of Common Stock equal to 55% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The conversion price discount will be decreased to 45% if the Company experiences a DTC "chill" on its shares.   If the Company is not current within 90 days from the date of the Note, the conversion discount will increase by 20%, so that the conversion price would be 35% of the trading price as calculated above.  The beneficial conversion feature (BCF) arises from the price difference of the stock price on the date of issuance and the price floor due to the conversion feature of the note. BCF was $35,000 as of April 30, 2016.

On April 6, 2016, 2,000,000 shares were issued as part of loan origination fees, in conjunction with the $145,000 Essex convertible note.

The Company has the right to prepay the Note during the first six months following the date of issuance with a premium of up to 135% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The Note may not be redeemed after 180 days.

(11)

NOTE 5 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS Find, Inc. a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. The note bears interest at the rate of 10% per annum.

NOTE 6 - COMMON STOCK

During the three months ended April 30, 2016, the Company had the following issuances of unregistered common stock:

•	During April 2016, 13,170,629 shares were issued at an average of $0.09 per share based on the closing stock price on the date of grant to various individuals for consulting services previously rendered. There was $1,086,660 in consulting expense related to the issuance of shares for services.

•	On April 6, 2016, 2,000,000 shares valued at $100,000 issued as part of loan origination fees, in conjunction with the $145,000 Essex convertible note that was issued with and OID of $10,000 and BCF of $35,000 see Note 4 for further discussion of convertible note payable.

•	On April 6, 2016, 22,000,000 shares were issued to the CEO Johnny Falcones as part of the merger.

•	During April, 2016, 2,000,000 shares were issued to Essex in error to be returned. Shares were double issued in error by the transfer agent and are in the process of being returned, expected to be cancelled in Q3.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933. Shares were issued at the closing price of grant date.

NOTE 7 – REVERSE MERGER

On April 6, 2016, we acquired all the issued and outstanding shares of Viva Entertainment Group (VIVA), an emerging growth company existing under the laws of the State of Nevada that has developed its own OTT, IPTV network. Under the terms of the Acquisition, we issued 22,000,000 shares of our common stock from treasury in exchange for 800 shares of Viva common stock. As a result of the Acquisition, Viva has become a wholly-owned subsidiary of the Registrant.

NOTE 8 – SUBSEQUENT EVENTS

During the month of May 2016, the Company issued 17,000,000 shares of its common stock for services rendered by employees, directors, officers, subcontractors and legal services and cancelled 150,000 shares which had been previously issued for services.

In May of 2016, the Company issued a convertible promissory note in the aggregate principal face amount of $50,000, which is due and payable together with interest at the rate of 12% per annum in May of 2017. The principal and interest may be converted into shares of common stock equal to 50% of the average of the lowest 3 closing bid prices for the ten prior trading days. Consulting services were rendered subsequent to period end in exchange for the note pursuant to an agreement in May of 2016.

On June 3, 2016, the Company issued a convertible promissory note in the aggregate principal face amount of $78,750, which is due and payable together with interest at the rate of 10% per annum on June 3, 2017. The principal and interest may be converted into shares of Common Stock equal to 50% of the lowest closing bid price of the Common Stock for the twenty prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect.

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

On April 6, 2016, we closed on the $135,000 Acquisition Financing Facility pursuant to a securities purchase agreement, dated April 6, 2016 (the "Essex Securities Purchase Agreement"), with Essex Global Investment Corp, a Nevada corporation ("Essex"), for the sale of a convertible promissory note (the "Essex Securities Purchase Agreement") in the principal amount of $145,000,(the "Essex Securities Purchase Agreement") with an original issue discount of $10,000.

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

(14)

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

On April 8, 2016, in connection with the purchase of Viva Entertainment Group, Inc., our Board of Directors authorized the issuance of an aggregate of 37,170,629 shares of common stock, comprised of 22,000,000 issued to our Founder and Chief Executive Officer (5,000,000 of which are registered in name of the wife of the CEO), 13,170,629 as common shares for consulting services to various consultants and 2,000,000 common shares as consideration for an investor entering into a share purchase agreement. An additional 500,000 common shares was issued for general corporate purposes.

Plan of Operation

As at April 30, 2016 we had a working capital deficiency of $150,268, have not generated revenues and have an accumulated deficit of $1,135,377.

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

Operating Expenses

For the three and six months ended April 30, 2016 and 2015

For the three months ended April 30, 2016 and 2015, we incurred operating expenses in the amounts of $1,121,019, and $-0- respectively. Our operating expenses were comprised of: (i) consulting services expenses of $980,557 and $-0- for the quarters ended April 30, 2016 and 2015, respectively (ii) finance costs of $15,000 and $-0- for the quarters ended April 30, 2016 and 2015, respectively, (iii) general and administrative expenses of $975 and $-0- for the quarters ended April 30, 2016 and 2015, respectively, (iv) wage expenses of $89,987 and $-0- for the quarters ended April 30, 2016 and 2015, respectively, (v) professional fees of $26,500 and $-0- for the quarters ended April 30, 2016 and 2015, respectively, (vi) software maintenance expense of $8,000 and $-0- for the three months ended April 30, 2016, respectively.

For the six months ended April 30, 2016 and 2015, we incurred operating expenses in the amounts of $1,121,019, and $-0- respectively. Our operating expenses were comprised of: (i) consulting services expenses of $980,557 and $-0- for the six months ended April 30, 2016 and 2015, respectively (ii) finance costs of $15,000 and $-0- for the six months ended April 30, 2016 and 2015, respectively, (iii) general and administrative expenses of $975 and $-0- for the six months ended April 30, 2016 and 2015, respectively, (iv) wage expenses of $89,987 and $-0- for the six months ended April 30, 2016 and 2015, respectively, (v) professional fees of $26,500 and $-0- for the six months ended April 30, 2016 and 2015, respectively, (vi) software maintenance expense of $8,000 and $-0- for the six months ended April 30, 2016, respectively.

(15)

Net Loss

Our net loss for the three months ended April 30, 2016 and 2015 was $1,133,877 and $-0-, respectively. The increase in net loss was the result of the increase in compensation and above mentioned costs due to a reverse merger into an operating company with no prior operations in April of 2016.

Our net loss for the six months ended April 30, 2016 and 2015 was $1,133,877 and $-0-, respectively. The increase in net loss was the result of the increase in compensation and above mentioned costs due to a reverse merger into an operating company with no prior operations in April of 2016.

Liquidity and Capital Resources

As of April 30, 2016, we had cash and cash equivalents of $3,000. As of October 31, 2015, we had cash and cash equivalents of $-0-.

Net cash used in operating activities was $61,926 for the six months ended April 30, 2016, which was comparable to the net cash used in operating activities of $-0- for the six months ended April 30, 2015. The net cash provided by operations was principally attributable to net losses of ($1,133,877) and $-0- during the six months ended April 30, 2016 and 2015, respectively, offset principally by stock based compensation of $1,086,676 and $-0- in such same periods, respectively. There is no activity in the above mentioned categories in the prior period due to a reverse merger into an operating company with no prior operations in April of 2015.

Cash flows used for investing activities were $171,504 and $-0- for the six months ended April 30, 2016 and 2015, respectively. This usage was solely as a result of the effects of the reverse merger.

Cash flows used for financing activities were $236,430 and $-0- for the six months ended April 30, 2016 and 2015, respectively. Cash was provided by $345,000 in proceeds of debt borrowings less $108,570 in donated capital.

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

(16)

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the six months ended April 30, 2016 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

(17)

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

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 20, 2016	VIVA ENTERTIANMENT GROUP INC. (F/K/A BLACK RIVER PETROLEUM CORP.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(19)