Form 10-Q
period 2016-07-31
Viva Entertainment Group Inc.
filed 2016-09-13
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

143-41 84th Drive

Briarwood, New York 11435

(Address of principal executive offices) (Zip Code)

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

Yes ☐ No ☒

As of September 8, 2016, 126,251,696 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GROUP INC.

(F/K/A BLACK RIVER PETROLEUM CORP.)

QUARTERLY REPORT ON FORM 10-Q

July 31, 2016

(2)

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)

July 31, 2016

(3)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Balance Sheets
July 31, 2016 and October 31, 2015

	July 31, 2016	October 31, 2015
	(Unaudited)	(Unaudited)
ASSETS

Current Assets
Cash	$14,367	$—
Total Current Assets	14,367	—

Fixed Assets
Software, net of amortization of $3,439	65,831	—
Total Fixed Assets	65,831	—
Total Assets	$80,198	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$54,950	$—
Accrued Interest	16,856	—
Accrued Salary and Wages	12,500	—
Notes Payable - Related Party	100,000	—
Convertible Notes Payable, net of discount	97,158	—
Derivative Liability	1,046,620	—
Total Current Liabilities	1,328,084	—

Stockholders’ Deficit

Common Stock (2,475,000,000 shares authorized, par value 0.00001, 126,251,696 and -0- shares issued and outstanding) at July 31, 2016 and October 31, 2015, respectively	1,263	—
Additional paid-in capital	1,879,893	1,500
Accumulated deficit	(3,129,042)	(1,500)
Total Stockholders’ Deficit	(1,247,886)	—
Total Liabilities and Stockholders’ Deficit	$80,198	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.) Condensed Statements of Operations For the Three and Nine Months Ended July 31, 2016 and 2015 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Operating Expenses
Consulting services	$791,355	$—	$1,771,912	$—
Content	150,000		150,000	—
Professional Fees	55,000	—	81,500	—
General and administrative	155,346	—	179,321	—
Wages	221,538	—	311,525	—

Loss from operations	1,373,239	—	2,494,258	—

Other expense
Gain on change in derivative liability	72,940		72,940
Interest expense	(693,366)	—	(706,224)	—
Total other expense	(620,426)	—	(633,284)	—

Net Loss	$(1,993,665)	$—	$(3,127,542)	—

Net Loss Per Common Share – Basic and Diluted	$(0.016)	$—	$(0.034)	—

Weighted Average Number of Common Shares Outstanding	122,264,196	—	92,786,575	—

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.)
Condensed Statements of Cash Flows
For the Nine Months Ended July 31, 2016 and 2015

	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2016	July 31, 2015
Operating Activities
Net loss	$(3,127,542)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	95,728	—
Amortization of fixed assets	3,439	—

Gain on change in derivative liability	(72,940)	—
Excess derivative	592,560	—
Common stock issued and payable for services	1,916,161	—
Changes in operating assets and liabilities:
Other Assets	(69,270)	—
Accounts payable and accrued liabilities	39,116	—
Accrued expenses	45,189	—
Net Cash Used in Operating Activities	(577,559)	—

Investing Activities
Effect of Reverse Merger	(171,504)	—
Net Cash Used in Investing Activities	(171,504)	—

Financing Activities
Proceeds from issuance of convertible notes	763,430	—
Net Cash Used in Financing Activities	763,430	—

Increase in Cash	14,367	—

Cash - Beginning of Period	—	—

Cash - End of Period	$14,367	$—

Supplemental Disclosure of Cash Flow Information
Common stock issued for debt discount	$100,000	$—
BCF	$35,000	—
Common stock issued for debt discount-derivative	$1,119,560	—
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(6)

VIVA ENTERTAINMENT GROUP INC. (F/K/A BLACK RIVER PETROLEUM CORP.)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended July 31, 2016 and 2015

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

Pursuant to the stock purchase agreement, the Company and EMS agreed to transfer control of Viva Entertainment to the Company through the purchase of all outstanding shares of stock of Viva Entertainment by the Company in exchange for the issuance to EMS of a 10% promissory note in the principal amount of $100,000, due six months from the Closing (the “EMS Note”), and the issuance of 22,000,000 shares of common stock to Johnny Falcones. For accounting purposes, the transaction was treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Viva Entertainment Group, Inc. exclusive of Black River Petroleum since all predecessor operations were discontinued. As part of the transaction, stock payable and amounts due to former officers were forgiven, with the balances recorded as Contributed Capital. For equity purposes, additional paid-in capital and retained deficit shown are those of Viva, exclusive of Black River Petroleum. Viva had no revenues prior to the quarter ended July 31, 2016.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of July 31, 2016, the Company has a working capital deficiency of $1,313,717 and has an accumulated deficit of $3,129,042.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

(7)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended July 31, 2016 may not necessarily be indicative of the results that may be expected for the year ending October 31, 2016.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2016 and October 31, 2015, there were no dilutive common stock equivalents outstanding.

(8)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2016 and October 31, 2015. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2016 and October 31, 2015:

July 31, 2016:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable	$707,100	$—	$—	$—

Total	$707,100	$—	$—	$—

October 31, 2015:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest	Total
October 31, 2015	—	—	—	—
Issued in the year	$707,100	$(707,100)	—	—
Converted into shares of common stock	—	—	—	—
Amortization of debt discount	—	95,728	—	95,728
Interest accrued	—	—	—	—
April 30, 2016	$707,100	$(611,372)	—	$95,728

The Company evaluated the terms of the conversion features of its convertible debentures in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined they are indexed to the Company's common stock and the conversion features meet the definition of a liability, and therefore bifurcated the conversion features and accounted for them as a separate derivative liability.

On April 6, 2016, the Company issued a convertible promissory note for $145,000. The note bears interest at the rate of 10% per annum and becomes due and payable March 30, 2017. The Company received proceeds of $135,000, net of original issuance discounts of $10,000 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. The Company has the right to prepay the Note during the first six months following the date of issuance with a premium of up to 135% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The Note may not be redeemed after 180 days. All principal and accrued interest on the Note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of Common Stock equal to 55% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The conversion price discount will be decreased to 45% if the Company experiences a DTC "chill" on its shares.   If the Company is not current within 90 days from the date of the Note, the conversion discount will increase by 20%, so that the conversion price would be 35% of the trading price as calculated above.  The beneficial conversion feature (BCF) arises from the price difference of the stock price on the date of issuance and the price floor due to the conversion feature of the note. BCF was $35,000 as of July 31, 2016. The Company and Essex entered into an amendment which created a floor of $0.001 on the conversion rate.

On April 6, 2016, 2,000,000 shares were issued as part of loan origination fees, in conjunction with the $145,000 Essex convertible note.

Between May 3, 2016 and July 31, 2016, the Company issued convertible promissory notes totaling $562,100. The notes bear interest at rates between 0-12% per annum and become due and payable six months from the date of issuance. The Company received proceeds of $527,000, net of original issuance discounts of 35,100 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. All principal and accrued interest on the Notes is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of Common Stock between 50-60% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent.

The Company has the right to prepay the Notes during the first six months following the date of issuance with premium between 135-150% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The Notes may not be redeemed after 180 days.

The Company valued the conversion features on these advances at origination at $878,468, of which $527,000 was recognized as a debt discount on the convertible debenture. The balance of $351,468 was recorded as interest expense. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and will be amortized over the life of the convertible debentures. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

In connection with the issuance of the convertible notes, the Company also issued 3,000,000 warrants to purchase common stock at a price equal to $0.01 per share. The Company recorded a value of $241,098 as derivative liability in connection with these warrants and expensed on the date of issuance.

Changes in Derivative Liabilities were as follows:

October 31, 2015	—
Value acquired during the period	$1,119,560
Settled on issuance of common stock	—
Settled on payment of outstanding principal and interest	—
Revaluation on settlement on issuance of common stock or reporting date	(72,940)
July 31, 2016	$1,046,620

(11)

NOTE 5 – FIXED ASSETS

At July 31, 2016 and October 31, 2015, software, net of amortization was $65,831 and $0, respectively.

Amortization expense for the 9 months ended July 31, 2016 and 2015 was $3,439 and $0, respectively.

NOTE 6 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. The note bears interest at the rate of 10% per annum.

NOTE 7 - COMMON STOCK

During the nine months ended July 31, 2016, the Company had the following common stock transactions:

•	During April 2016, 13,170,629 shares were issued at an average of $0.09 per share based on the closing stock price on the date of grant to various individuals for consulting services previously rendered. There was $1,086,660 in consulting expense related to the issuance of shares for services.

•	On April 6, 2016, 2,000,000 shares valued at $100,000 issued as part of loan origination fees, in conjunction with the $145,000 Essex convertible note that was issued with and OID of $10,000 and BCF of $35,000 see Note 4 for further discussion of convertible note payable.

•	On April 6, 2016, 22,000,000 shares were issued to the CEO Johnny Falcones as part of the merger.

•	Between May 6, 2016 through July 5, 2016 16,000,000 shares were issued at an average of $.064 per share based on closing stock price of the date of grant to various individuals for consulting services previously rendered. There was $829,500 in consulting expense related to the issuance of shares for services.

•	150,000 shares previously issued for consulting services to Tim Cognat were cancelled.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 8 – REVERSE MERGER

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

NOTE 9 – SUBSEQUENT EVENTS

On August 4, 2016, the Company executed a consulting agreement with a third party calling for total consideration of $30,000, which was paid $5,000 in cash and the balance in a convertible promissory note in the amount of $25,000. The note bears interest at the rate of 12% per annum and converts at the lower of $0.05 per share or 50% of the lowest trading price of the Company’s common stock over the 20-day period prior to conversion.

5,750,000 share previously issued for consulting services are in the process of being cancelled during Q4 2016 as a result of the services not being performed, comprised of 1,500,000 shares Benchmark Advisory Partners LLC, 3,250,000 shares Calvin Lewis, 1,000,000 shares JMZ Alliance Group.

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

Plan of Operation

As at July 31, 2016 we had a working capital deficiency of $1,313,717, have not generated revenues and have an accumulated deficit of $3,129,042.

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

Operating Expenses

For the three months ended July 31, 2016 and 2015, we incurred operating expenses in the amounts of $1,373,239, and $-0- respectively. Our operating expenses were comprised of: (i) consulting services expenses of $791,355 and $-0- for the quarters ended July 31, 2016 and 2015, respectively (ii) general and administrative expenses of $155,346 and $-0- for the quarters ended July 31, 2016 and 2015, respectively, (iii) wage expenses of $221,538 and $-0- for the quarters ended July 31, 2016 and 2015, respectively, (iv) professional fees of $55,000 and $-0- for the quarters ended July 31, 2016 and 2015, respectively, and (v) content expense of $150,000 and $-0- for the quarters ended July 31, 2016, respectively. Due to a reverse merger into an operating company with no prior operations in April of 2016, there are no prior period expenses.

For the nine months ended July 31, 2016 and 2015, we incurred operating expenses in the amounts of $2,494,258 and $-0- respectively. Our operating expenses were comprised of: (i) consulting services expenses of $1,771,912 and $-0- for the nine months ended July 31, 2016 and 2015, respectively (ii) general and administrative expenses of $179,321 and $-0- for the nine months ended July 31, 2016 and 2015, respectively, (iii) wage expenses of $311,525 and $-0- for the nine months ended July 31, 2016 and 2015, respectively, (iv) professional fees of $81,500 and $-0- for the nine months ended July 31, 2016 and 2015, respectively, and (v) content expense of $150,000 and $-0- for the nine months ended July 31, 2016, respectively. Due to a reverse merger into an operating company with no prior operations in April of 2016, there are no prior period expenses.

(15)

Net Loss

Our net loss for the three months ended July 31, 2016 and 2015 was $1,993,665 and $-0-, respectively. The increase in net loss was the result of the increase in compensation and above mentioned costs due to a reverse merger into an operating company with no prior operations in April of 2016.

Our net loss for the nine months ended July 31, 2016 and 2015 was $3,127,542 and $-0-, respectively. The increase in net loss was the result of the increase in compensation and above mentioned costs due to a reverse merger into an operating company with no prior operations in April of 2016.

Liquidity and Capital Resources

As of July 31, 2016, we had cash and cash equivalents of $14,367. As of October 31, 2015, we had cash and cash equivalents of $-0-.

Net cash used in operating activities was $577,559 for the nine months ended July 31, 2016, which was comparable to the net cash used in operating activities of $-0- for the nine months ended July 31, 2015. The net cash provided by operations was principally attributable to net losses of $(3,127,542) and $-0- during the nine months ended July 31, 2016 and 2015, respectively, offset principally by stock based compensation of $1,916,161 and $-0- in such same periods, respectively. There is no activity in the above mentioned categories in the prior period due to a reverse merger into an operating company with no prior operations in April of 2016.

Cash flows used for investing activities were $171,504 and $-0- for the nine months ended July 31, 2016 and 2015, respectively. This usage was solely as a result of the effects of the reverse merger.

Cash flows provided by financing activities were $763,430 and $-0- for the nine months ended July 31, 2016 and 2015, respectively. Cash was provided by $763,430 in proceeds of from issuance of convertible notes.

Currently we have no revenues and have four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2016 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues.

(16)

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

Subsequent Events

On August 4, 2016, we executed a consulting agreement with a third party calling for total consideration of $30,000, which was paid $5,000 in cash and the balance in a convertible promissory note in the amount of $25,000. The note bears interest at the rate of 12% per annum and converts at the lower of $0.05 per share or 50% of the lowest trading price of our common stock over the 20-day period prior to conversion.

(17)

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the nine months ended July 31, 2016 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

(18)

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

(19)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2016	VIVA ENTERTIANMENT GROUP INC. (F/K/A BLACK RIVER PETROLEUM CORP.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(20)