Form 10-K
period 2016-10-31
Viva Entertainment Group Inc.
filed 2017-02-21
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2016 was $19,606,074.

As of February 17, 2017, 196,060,743 shares of common stock, $0.00001 par value per share, were outstanding.

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

Description of Business and History

We were incorporated on October 26, 2009 in the State of Nevada. We originally were engaged in the development of a website and also the design and development of a catalogue to sell over the counter and prescription medications, and supplements. In 2012, we undertook a change in focus to the natural resources sector where we engaged in the acquisition and exploration of base metals and mineral mining properties.

On April 5, 2016, we completed the purchase of Viva Entertainment Group, Inc. (“Viva Entertainment”), a Delaware corporation, from EMS Find, Inc. (“EMS”) pursuant to a stock purchase agreement. Viva Entertainment’s Chief Executive Officer, Johnny Falcones, was appointed as our sole director, President and Chief Executive Officer to manage the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

Pursuant to the stock purchase agreement, we and EMS agreed to transfer control of Viva Entertainment to us through the purchase of all outstanding shares of stock of Viva Entertainment by us in exchange for the issuance to EMS of a 10% promissory note in the principal amount of $100,000, due six months from the closing (the “EMS Note”), and the issuance of 22,000,000 shares of common stock to Johnny Falcones. For accounting purposes, the transaction was treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Viva Entertainment Group, Inc. exclusive of Black River Petroleum since all predecessor operations were discontinued. As part of the transaction, stock payable and amounts due to former officers were forgiven, with the balances recorded under additional paid in capital. For equity purposes, additional paid-in capital and retained deficit shown are those of Viva, exclusive of Black River Petroleum. Viva had no operations prior to the quarter ended April 30, 2016.

Viva Entertainment Group Inc. (F/K/A Black River Petroleum Corp.) (the “Company”) develops and markets Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones. We are based in Briarwood, New York.

(4)

Strategy

We develop and market Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

Competition

Our products and industry as a whole are subject to extreme competition.  There is no guarantee that we can develop or sustain a market position or expand our business.  We anticipate that the intensity of competition in the future will increase.

We compete with a number of entities in providing products to our customers.  Such competitor entities include: Chromecast, Apple TV, and Roku. Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have.  As a result, these competitors may have greater credibility with both existing and potential customers.  They also may be able to offer more products and more aggressively promote and sell their products.  Our competitors may also be able to support more aggressive pricing than we will be able to, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products.

We believe that our key competitive advantages are:

(1) Our ability to produce high quality yet low cost content on a high volume basis

(2) Ongoing industry relations with key companies and their respective executives to facilitate increase of affiliate relations

(3) Tenure in the marketplace with key advertising clients

(4) Certification as a minority-majority owned media company through our OI2 Venture

(5) Upgrading our technology at all times

Government Regulations

The sale of software products is taxed at the federal, state and local levels, as well as at the international levels.  Our operations may be subject to more restrictive regulations and increased taxation by international, federal, state and local governmental agencies than are those of hardware and software related businesses. In such event, we have to raise prices on our products in order to maintain profit margins. The effect of such an increase could negatively impact our sales or profitability.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Mine Safety and Health Administration Regulations

This section no longer applies since we now operate in the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

(6)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Public Market for Common Stock

Our common stock, par value $.00001 per share (the “Common Stock”), is currently quoted on the OTCBB under the symbol “OTTV”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Price range of common stock

	High Close	Low Close

Fiscal Year Ended October 31, 2015
1st Quarter	$.1	$.1
2nd Quarter	$.1	$.1
3rd Quarter	$.065	$.065
4th Quarter	$.05	$.05

Fiscal Year Ended October 31, 2016
1st Quarter	$.045	$.045
2nd Quarter	$.1	$.1
3rd Quarter	$.07	$.07
4th Quarter	$.0084	$.0042

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

Holders of Common Stock

We have 60 record holders of our common stock as of February 17, 2017.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

We have no stock option plan or any equity compensation plans.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues or profits for the year ended October 31, 2016.

We have four officers and four directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

(8)

Results of Operations

Comparison of the years ended October 31, 2015 and 2016

The following table presents the statement of operations for the year ended October 31, 2016 as compared to the comparable period of the year ended October 31, 2015. The discussion following the table is based on these results.

	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2016

Operating Expenses

Consulting services	$—	$2,743,585
Professional Fees	—	120,358
General and administrative	—	375,906
Wages	—	525,480
Content	—	150,000
Loss from Operations	—	3,915,509

Total Other Expense	—	836,469
Net Loss	$—	$(4,751,978)

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Operating Expenses

For the years ended October 31, 2016 and 2015 we incurred operating expenses in the amount of $3,915,509 and $0, respectively. The increase in expenses was the result of an increase in general and administrative expenses for the year ended October 31, 2016 of $375,906 attributable to start up operations of our new business activities as a result of the above mentioned acquisition. Also, in the year ended October 31, 2016 we increased wages by approximately $525,480 for the same reason. Professional fees were incurred in areas principally including legal and accounting in the amount of $120,358. Content increased by $150,000 in the year ending October 31, 2016 as a result of building our business related activities with the intent to commence revenues. We issued 33,085,629 of our common shares to various individuals for services rendered valued at $2,743,585, using the closing stock price on the service agreement date, during the year ending October 31, 2016, thus the major reason for the increase in consulting services. It should be noted that 150,000 common shares previously issued for consulting services were cancelled during this same period.

Other expense increased during the year ended October 31, 2016 as a result of $43,426 in interest expense on our debt and related derivative activities less a gain on the change in derivative liabilities of $482,737. Other expense also increased during the year ended October 31, 2016 as a result of derivative issuance expense of $901,326 and amortization expense of $374,454 on the debt discount and software amortization.

(9)

Liquidity and Capital Resources

As of October 31, 2016, we had cash of $385. As of October 31, 2015, we had cash and cash equivalents of $-0-.

Net cash used in operating activities was $620,211 for the fiscal year ended October 31, 2016, which was comparable to the net cash used in operating activities of $-0- for the fiscal year ended October 31, 2015. The net cash usages in operations was principally attributable to the net loss of $4,751,978 during the fiscal year ended October 31, 2016, offset by of $901,326 and $482,737 of derivative expense, $374,454 of amortization on debt discount and software, $2,743,585 in common stock issued for services, $156,758 in accrued expense, $183,934 in accounts payable, $68,553 in other assets, in such same year. There were no operations during the year ended October 31, 2015 since, for accounting purposes, the aforementioned merger transaction was treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Viva Entertainment Group, Inc. exclusive of Black River Petroleum since all predecessor operations were discontinued, thus no income statement related operations are present in the prior year herein. We also had a $323,000 during the year ending October 31, 2016 for debt issued for consulting services.

Cash flows used for investing activities were $171,504 and $-0- for the fiscal years ended October 31, 2016 and 2015, respectively. Cash flows used for investing activities were in conjunction of the effect of the reverse merger activity.

Cash flows provided by financing activities were $792,100 for the fiscal year ended October 31, 2016, which compares to cash flows provided by financing activities of $-0- for the fiscal year ended October 31, 2015. These cash flows were principally related to the issuance of notes payable and of convertible notes in the amounts of $100,000 and $652,100, and related party borrowings of $40,000 during the fiscal year ending October 31, 2016.

Currently we have no revenue and have four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in 2017 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(10)

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the year ended October 31, 2016.

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

Subsequent Events

Subsequent to October 31, 2016, we issued a total of 65,894,047 shares of our restricted common stock to several individuals for services rendered and on the conversion of notes payable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

(11)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Viva Entertainment Group Inc. (f/k/a Black River Petroleum Corp.)

We have audited the accompanying balance sheets of Viva Entertainment Group Inc. (f/k/a Black River Petroleum Corp.) as of October 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these condensed financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viva Entertainment Group Inc. as of October 31, 2016 and 2015, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the condensed financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 8. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 17, 2017

(12)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc.
(F/K/A Black River Petroleum Corp.)
Balance Sheets
As of October 31, 2016 and 2015

	October 31, 2016	October 31, 2015
	(Audited)	(Audited)

ASSETS

Current Assets
Cash	$385	$—
Total Current Assets	385	—

Other Assets
Software, net of amortization of $7,131	61,422	—
Total Other Assets	61,422	—
Total Assets	$61,807	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$189,024	$—
Accrued Interest	43,426	—
Accrued Salary and Wages	148,242	—
Notes Payable	100,000	—
Convertible Notes Payable, net of discount	367,323	—
Derivative Liability	1,248,689	—
Total Current Liabilities	2,096,704	—

Stockholders’ Deficit

Common Stock (4,950,000,000 shares authorized, par value 0.00001, 130,166,696 and - shares issued and outstanding) at October 31, 2016 and October 31, 2015, respectively	1,302	—
Stock Payable	512,400	—
Additional paid-in capital	2,204,879	1,500
Accumulated deficit	(4,753,478)	(1,500)
Total Stockholders’ Deficit	(2,034,897)	—
Total Liabilities and Stockholders’ Deficit	$61,807	$—

The Accompanying Notes are an Integral Part of These Financial Statements.

(13)

Viva Entertainment Group Inc.
(F/K/A Black River Petroleum Corp.)
Statements of Operations
For the Years Ended October 31, 2016 and 2015
(Audited)

	For the Year Ended	For the Year Ended
	October 31, 2016	October 31, 2015
Operating Expenses
Consulting services	$2,743,585	$—
Content	150,000
Professional Fees	120,538	—
General and administrative	375,906	—
Wages	525,480	—

Loss from operations	(3,915,509)	—

Other expense
Gain on change in derivative liability	482,737	—
Interest expense	(43,426)	—
Amortization expense	(374,454)	—
Derivative issuance expense	(901,326)	—
Total other expense	(836,469)	—

Net Loss	(4,751,978)	$0

Net Loss Per Common Share – Basic and Diluted	(0.05)	$—

Weighted Average Number of Common Shares Outstanding	102,931,195	—

The Accompanying Notes are an Integral Part of These Financial Statements.

(14)

VIVA ENTERTAINMENT
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Year Ended October 31, 2016

			Additional
	Shares	Common	Paid-in	Stock	Retained	Total
	Outstanding	Stock	Capital	Payable	Deficit	Equity
Balance as of October 31, 2015	73,231,067	732	(732)	—	—	—
Stock issued in connection with merger	22,000,000	220	(3,561,724)	3,390,000	—	(171,504)
Cancelled shares	(150,000)	(1)	1	—	—	—
Shares issued for services	33,085,629	331	2,230,855	512,400	—	2,743,585
Forgiveness of Stock Payable	—	—	3,390,000	(3,390,000)	—	—
Donated capital	—	—	1,500	—	(1,500)	—
Beneficial Conversion Feature on Convertible Note Payable	—	—	45,000	—	—	45,000
Shares issued on Convertible Note Payable	2,000,000	20	99,980	—	—	100,000

Net loss	—	—	—	—	(4,751,978)	(4,751,978)
Balance as of October 31, 2016	130,166,696	$1,302	$2,204,879	$512,400	$(4,753,478)	$(2,034,897)

The Accompanying Notes are an Integral Part of These Financial Statements.

(15)

Viva Entertainment Group Inc.
(F/K/A Black River Petroleum Corp.)
Statements of Cash Flows
For the Years Ended October 31, 2016 and 2015
(Audited)

	For the Year Ended	For the Year Ended
	October 31, 2016	October 31, 2015
Operating Activities
Net loss	$(4,751,978)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of fixed assets	7,131	—
Amortization of debt discount	367,323	—
Derivative Expense	901,326	—
Debt issued for services	323,000	—
Gain on change in derivative liability	(482,737)	—
Common stock issued for services	2,743,585	—
Changes in operating assets and liabilities:
Accounts payable	183,934
Accrued expense	156,758
Other Assets	(68,553)	—
Net Cash Used in Operating Activities	(620,211)	—

Investing Activities
Effect of Reverse Merger	(171,504)	—
Net Cash Used in Investing Activities	(171,504)	—

Financing Activities
Proceeds from issuance of notes payable	100,000
Proceeds from issuance of convertible notes	652,100	—
Borrowings on Debt - Related Party	40,000
Net Cash Used in Operating Activities	792,100	—

Increase in Cash	385	—

Cash - Beginning of Period	—	—

Cash - End of Period	$385	$—

Supplemental Disclosure of Cash Flow Information
Non-cash transactions:
Discount on note payable derivative	$830,100	$—
Discount on convertible note payable	$100,000	$—
BCF on convertible note payable	$45,000	$—

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(16)

VIVA ENTERTAINMENT GROUP INC.

(F/K/A BLACK RIVER PETROLEUM CORP.)

Notes to Financial Statements

For the Years Ended October 31, 2016 and 2015

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

The company chose October 31st as its fiscal year end.

(17)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. As of October 31, 2016 and October 31, 2015, the company had no cash equivalents.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2016 and 2015, there were no dilutive common stock equivalents outstanding.

(18)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2016 and 2015. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

(19)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2016 and 2015:

October 31, 2016:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$367,323	$—	$—	$367,323
Derivative Liability	1,248,689			1,248,689
Total	$1,616,012	$—	$—	$1,616,012

October 31, 2015:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable	$—	$—	$—	$—
Total	$—	$—	$—	$—

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Multinomial Lattice model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Multinomial Lattice model.

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

(20)

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

The Company currently has net operating loss carryforwards aggregating $2,116,676 (2015: $0), which expire through 2031. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2016 and 2015:

	2016	2015
Deferred tax assets	$740,837	$—
Valuation allowance for deferred tax assets	(740,837)	—
Net deferred tax assets	$—	$—

NOTE 4 – RELATED PARTY TRANSACTIONS

In connection with the acquisition of Viva Entertainment and the resignation of our former officers and directors, the Company received forgiveness of stock payable of $3,390,000 and amounts due to former CEO of $132,854. These amounts were written off prior to closing and have therefore not been included in the Statement of Equity. However, the former CEO funded additional $30,000 to the Company for working capital during the year ended October 31, 2016.

The detail composition of the $148,242 in accrued wages with related parties as of October 31, 2016 is as follows: Johnny Falcones $50,681, Alberto Gomez $63,781 and John Sepulveda $33,780. This accrual covered services rendered by the employees for the period from April, 2016 through October 31, 2016 less payments made to such employees during the period.

We issued to Edwin Batiz 2,500,000 restricted common shares, upon the execution of this agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement.

The detail composition of the $512,400 in stock payable with related parties as of October 31, 2016 is as follows: Johnny Falcones $487,200, Alberto Gomez $16,800 and John Sepulveda $8,400. This stock payable is due to unissued shares earned on the employment agreements during the year ended October 31, 2016.

In addition, John Sepulveda funded $10,000 to the Company for working capital during the year ended October 31, 2016.

The $1,500 of donated capital was a pre-reverse merger item from the company’s CEO for services and payment of incorporation fees.

NOTE 5 – SOFTWARE

In accordance with FASB ASC 210-10-05-3, the Company has established a technological feasibility date, the software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date. The useful life of capitalized software costs has been assumed to be 3 years. Total software development costs were $68,553 and the appropriate amortization has been taken, also in accordance with FASB ASC 210-10-05-3.

Capitalized Software was comprised of the following amounts as of October 31, 2016 and 2015, respectively.

	October 31, 2016	October 31, 2015
Software costs	$68, 553	$—
Accumulate amortization	(7,131)	—

Total software Costs, net accumulated amortization	$61,422	$—

The above mentioned software was purchased during the year ending October 31, 2016 by way of a series of payments made to a software developer called Axor. The beta stage software is for development of over the top technology, abbreviated as OTT in the industry, to air wireless live television, movies, on demand content and radio. Revenues will start immediately after finishing the transfer of movies and networks to the system which is expected in the upcoming quarter. No impairment was recorded during the year ended October 31, 2016 as the product has been completed but has not yet launched to the customer as of October 31, 2016.

The Company has an arrangement with Axor for $4,000 in monthly payments. At October 31, 2016, $17,075 is due to Axor. No future monthly commitments exist under the month-to-month arrangement.

(21)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest	Total
October 31, 2015	—	—	—	—
Issued in the year	$975,100	$(975,100)	—	—
Converted into shares of common stock	—	—	—	—
Amortization of debt discount	—	367,323	—	367,323
Interest accrued	—	—	43,426	—
April 30, 2016	$975,100	$(607,777)	43,426	$367,323

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

Between April 6, 2016 and October 31, 2016, the Company issued convertible promissory notes totaling $975,100. The notes bear interest at rates between 0-12% per annum and become due and payable one year from the date of issuance. The Company received cash proceeds of $652,100, net of original issuance discounts of $44,500 which included payments to various vendors. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. All principal and accrued interest on the Notes is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of Common Stock between 50-55% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the Notes during the first six months following the date of issuance with premium between 135-150% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The Notes may not be redeemed after 180 days. Accrued interest and interest expense is $37,727 and $0 as of October 31, 2016 and October 31, 2015, respectively.

On April 6, 2016, the Company issued a convertible promissory note for $145,000 to Essex Global Investments. The note bears interest at the rate of 10% per annum and becomes due and payable March 30, 2017. The Company received proceeds of $135,000, net of original issuance discounts of $10,000 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. The Company has the right to prepay the Note during the first six months following the date of issuance with a premium of up to 135% of all amounts owed, including default interest, depending upon when the prepayment is effectuated.

On May 23, 2016, the Company issued a convertible promissory note in the amount of $50,000 to GreenTree Financial Group, Inc. The note bears interest at a rate of 12% per annum and becomes due and payable six months from the date of issuance. The Company received SEC compliance services in the amount of $50,000 in exchange for the note. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock of 50% of the lowest reported trading price of the Company’s common stock for the lowest of the three prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay this note during the first six months following the date of issuance with premium of 120% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days.

(22)

On May 3, 2016, the Company issued a convertible promissory note in the amount of $78,750 to LG Capital Funding, LLC. The note bears interest at a rate of 10% per annum and becomes due and payable one year from the date of issuance. The Company received capital in the amount of $78,750 in exchange for the note. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 50% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the note during the first six months following the date of issuance with a premium between 125-150% of the amount owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days.

On May 3, 2016, the Company issued a convertible promissory note in the amount of $78,750 to Cerberus Finance Group Ltd. The note bears interest at a rate of 10% per annum and becomes due and payable six months from the date of issuance. The Company received capital in the amount of $78,750 in exchange for the note. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 50% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the note during the first six months following the date of issuance with a premium between 125-150% of the amount owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days.

On June 3, 2016, the Company issued a convertible promissory note in the amount of $78,750 to LG Capital Funding, LLC. The note bears interest at a rate of 10% per annum and becomes due and payable six months from the date of issuance. The Company received capital in the amount of $78,750 in exchange for the note. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 50% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company does not have the right to prepay the note.

On June 8, 2016, the Company issued a convertible promissory note in the amount of $78,750 to Cerberus Finance Group Ltd. The note bears interest at a rate of 10% per annum and becomes due and payable one year from the date of issuance. The Company received capital in the amount of $78,750 in exchange for the note. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 50% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company does not have the right to prepay the note.

On July 1, 2016, the Company entered into a Loan Agreement with Greentree Financial Group, Inc., and issued a 12% Convertible Promissory Note pursuant thereto. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the Volume Weighted Average Price (“VWAP”) for the five day period prior to the conversion date. The note further states that no amount of the note may be converted in an amount that would result in the beneficial ownership of greater than 4.99% of the common stock immediately after giving effect to the conversion, with the exception that the limitation may be increased to 9.99% with 61 days prior notice. The Company believes that the amount of shares registered underlying the note is sufficient for conversion of the note.

On July 1, 2016, the Company entered into a Loan Agreement with Collision Capital, LLC, and issued a 12% Convertible Promissory Note pursuant thereto. The note was in a principal amount of $110,000, and is convertible a price equal to fifty percent (50%) of the Volume Weighted Average Price (“VWAP”) for the five day period prior to the conversion date. The note further states that no amount of the note may be converted in an amount that would result in the beneficial ownership of greater than 4.99% of the common stock immediately after giving effect to the conversion, with the exception that the limitation may be increased to 9.99% with 61 days prior notice. The Company believes that the amount of shares registered underlying the note is sufficient for conversion of the note.

(23)

On July 19, 2016, the Company issued a convertible promissory note in the amount of $37,100 to Essex Global Investment Corp. The note bears interest at a rate of 10% per annum and becomes due and payable one year from the date of issuance. The Company received capital in the amount of $35,000, net of an original issuance discount of $2,100 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 60% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the above seven notes during the first six months following the date of issuance with premium between 115-120% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days.

On August 1, 2016, the Company issued a convertible promissory note to Robert Rico in the aggregate principal face amount of $25,000, pursuant to a consulting agreement dated August 1st, 2016 for services rendered. The note can be converted into common shares of the Company’s common stock at the request of the holder after six months at a discount of 40% off the lowest preceding 20-day trading price at the time of conversion.

On August 1, 2016, the Company issued a convertible promissory note to DBL Group, Inc. in the aggregate principal face amount of $25,000, pursuant to a consulting agreement dated August 1, 2016 for services rendered. The note can be converted into common shares of the Company’s common stock at the request of the holder after six months at a discount of 40% off the lowest preceding 20-day trading price at the time of conversion.

On August 2, 2016, the Company issued a convertible promissory note to Crossover Promotions in the aggregate principal face amount of $35,000, pursuant to a consulting agreement dated August 2, 2016 for services rendered. The note can be converted into common shares of the Company’s common stock at the request of the holder after six months at a discount of 40% off the lowest preceding 20-day trading price at the time of conversion.

On August 4, 2016, the Company entered into a Service Agreement with Greentree Financial Group, Inc., and as payment for those services issued a 12% Convertible Promissory note thereto. The note was in a principal amount of $25,000, , and is convertible a price equal to five cents ($.05) per share, or fifty percent (50%) of the Volume Weighted Average Price (“VWAP”) for the ten day period prior to the conversion date, whichever is lower. The note further states that no amount of the note may be converted in an amount that would result in the beneficial ownership of greater than 4.99% of the common stock immediately after giving effect to the conversion, with the exception that the limitation may be increased to 9.99% with 61 days prior notice. The Company believes that the amount of shares registered underlying the note is sufficient for conversion of the note.

On August 4, 2016, the Company entered into a Service Agreement with Collision Capital, LLC, and as payment for those services issued a 12% Convertible Promissory note thereto. The note was in a principal amount of $25,000, , and is convertible a price equal to five cents ($.05) per share, or fifty percent (50%) of the Volume Weighted Average Price (“VWAP”) for the ten day period prior to the conversion date, whichever is lower. The note further states that no amount of the note may be converted in an amount that would result in the beneficial ownership of greater than 4.99% of the common stock immediately after giving effect to the conversion, with the exception that the limitation may be increased to 9.99% with 61 days prior notice. The Company believes that the amount of shares registered underlying the note is sufficient for conversion of the note.

(24)

On August 5, 2016, the Company issued a convertible promissory note to Hector Cruz in the aggregate principal face amount of $25,000, pursuant to a consulting agreement dated August 5, 2016 for services rendered. The note can be converted into common shares of the Company’s common stock at the request of the holder after six months at a discount of 40% off the lowest preceding 20-day trading price at the time of conversion.

On August 17, 2016, the Company issued a convertible promissory note to Mercedes Benites in the aggregate principal face amount of $13,000, pursuant to a consulting agreement dated August 17, 2016 for services rendered. The note can be converted into common shares of the Company’s common stock at the request of the holder after six months at a discount of 40% off the lowest preceding 20-day trading price at the time of conversion.

On September 7, 2016, the Company issued a convertible promissory note in the amount of $45,000 to Crown Bridge Partners, LLC. The note bears interest at a rate of 8% per annum and becomes due and payable one year from the date of issuance. The Company received capital in the amount of $40,500, net of an original issuance discount of $4,500 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 50% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the above seven notes during the first six months following the date of issuance with a premium between 135-150% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days.

On September 12, 2016, the Company issued a convertible promissory note to Greentree Financial Group, Inc. in the aggregate principal face amount of $50,000, which is due and payable together with interest at the rate of 12% per annum in September of 2017. The principal and interest may be converted into shares of common stock equal to 50% of the average of the lowest 3 closing bid prices for the ten prior trading days. Consulting services were rendered subsequent to period end in exchange for the note pursuant to an agreement in September of 2016.

As of October 2016, the company issued convertible promissory notes totaling $323,000 as consideration for services contracts to the following individuals:

Name	Amount	Date
Dbl Group	$25,000	August 1, 2016
Robert Rico	$25,000	August 1, 2016
Crossover Promotions	$35,000	August 2, 2016
Hector Cruz	$25,000	August 5, 2016
Mercedes Benites	$13,000	August 17, 2016
Greentree Financial Group, Inc.	$50,000	May 23, 2016
Greentree Financial Group, Inc.	$50,000	July 1, 2016
Greentree Financial Group, Inc.	$25,000	August 4, 2016
Greentree Financial Group, Inc.	$50,000	September 12, 2016
Collision Capital LLC	$25,000	August 4, 2016

These notes bear interest between 0 -12% and are due and payable twelve months from the date of issuance. They can be converted into common shares of the Company’s common stock at the request of the holder after six months at a discount of 40% off the lowest preceding 20-day trading price of at the time of conversion.

The Company valued the conversion features on its convertible debentures at origination at $1,731,426, of which $975,100 was recognized as a debt discount on the convertible debenture. The balance of $901,326 was recorded as derivative issuance expense. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and will be amortized over the life of the convertible debentures. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

Changes in Derivative Liabilities were as follows:

October 31, 2015
Increase due to new issuances	$1,731,426
Mark to Market adjustment	(428,737)
October 31, 2016	$1,248,689

(25)

NOTE 7 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. The note bears interest at the rate of 10% per annum. Accrued interest and interest expense is $5,699 and $0 as of October 31, 2016 and October 31, 2015, respectively.

In August 2016, the Company received a $10,000 short term working capital loan from one of its officers.  The loan is due on demand.  In October 2016, the Company paid $2,500 as a one time interest payment on the loan, interest and accrued interest is $169.

NOTE 8 – GOING CONCERN

The losses, negative cash flows from operations, accumulated deficit and negative working capital deficiency sustained by the Company raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 9 – COMMON STOCK

During the year ended October 31, 2016, the Company had the following common stock transactions, 33,085,629 shares issued to various individuals for consulting services previously rendered with a total value of $2,743,585 using the closing stock price on the date of the service agreement. These were common shares issued for services that occurred between April and October of 2016.

On April 6, 2016, 2,000,000 shares issued as part of loan origination fees valued at $100,000 valued by using the stock date on the debt issuance date. The remaining balance was discounted by $45,000 due to the beneficial conversion feature.

On April 5, 2016, the resignation of our former officers and directors, the Company received forgiveness of stock payable of $3,390,000 and amounts due to former CEO of $132,854.

On April 6, 2016, 22,000,000 common shares issued for the reverse merger to current President, Johnny Falcones.

The $1,500 of donated capital was a pre-reverse merger item from the company’s CEO for services and payment of incorporation fees.

June 10, 2016, 150,000 shares were cancelled from a person named Tim Cognat because he was paid in cash for services performed and the shares were subsequently cancelled.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

We issue to Edwin Batiz 2,500,000 restricted common shares, upon the execution of his employment agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement. These shares are included in the shares issued for services mentioned above.

The detail composition of the $512,400 in stock payable with related parties as of October 31, 2016 is as follows: Johnny Falcones $487,200, Alberto Gomez $16,800 and John Sepulveda $8,400. This stock payable is due to unissued shares earned on the employment agreements during the year ended October 31, 2016.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to October 31, 2016, the Company issued a total of 65,894,047 shares of restricted common stock to several individuals for services rendered and on the conversion of notes payable.

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

As of October 31, 2016, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

(27)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of October 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of October 31, 2016, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2016, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Management has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our sole officer and director is set forth below:

Name	Age	Positions

Johnny Falcones	47	President, Chief Executive Officer, and Director
Anthony Hernandez	46	Director
Hector Marcano	60	Director
Edwin Batiz	54	Urban Marketing President
Alberto Gomez	65	Viva Entertainment President
John Sepulveda	62	Latin America President
Michael Nagle	52	Director
Thomas Ashley	44	Director
Rory Conaway	55	Director

The persons named above has held his offices/positions since June of 2016 and is expected to hold these offices/positions until the next annual meeting of our stockholders.

Background of our officers and directors

Johnny Falcones, 47, President, Chief Executive Officer, and Director. Mr. Falcones has championed numerous challenges, while developing a business. One of them is the careers of Marc Anthony from its beginnings until 2001. Mr. Anthony was made to be a brand of its own. Right after Mr. Falcones developed a record label with Universal Music and Video Distribution and turned it in to a multi-million dollar label. It was five years ago when his business savvy became apparent when a friend, Mr. Alberto Gomez, and himself worked on a technology that promised to enhance the way people watch live television and entertain themselves in society today. Twenty five years ago, Falcones was a kid from Brooklyn, who moon-lighted as a DJ while attending LaGuardia College in New York. Falcones quickly became the musical authority of NY's Latin House music scene of 90’s. It was one night at the Palladium nightclub, where he had a chance encounter with legendary music impresario Ralph Mercado, who recruited him to RMM Records. Together they globalized the Latin record industry, converting starry-eyed local vocalist Marc Anthony & India from buzz act, to icons. Within months, the budding apprentice was globe-trotting with Superstars, Celia Cruz & Tito Puente. Under Falcones’ management, these stars collected a bevy of international awards & were immortalized via ‘Hollywood Walk of Fame’ slots.

Mr. Falcones received a degree in Business from La Guardia College, New York, New York in 1991.

(29)

Alberto Gomez, 65, Viva Entertainment President. Mr. Gomez brings over 25 years of technical experience. He has proven success in marketing, advertising and engineering. Through the years he has focused on the integral development of production, content and segments for television. He developed multiple radio stations and systems for Radio Atlantica in Argentina. He is an experienced leader in media and content negotiation, has thorough knowledge of pay television, its content and advertising in the South American countries of Argentina, Uruguay, Paraguay and Chile. He began working on IPTV in 1998 and currently helping to perfect OTT projects for multiple European and South American countries. He is a savvy tech that brings many years of network licensing experience to VES. Mr. Gomez has a degree in Engineering from the University of Buenos Aires and a degree in Advertising and Communications from the University of Salvador.

John Sepulveda, 62, Latin American President. Mr. Sepúlveda joined Viva Entertainment Group 2013. A leader in the show business and entertainment industry. He has been a director, producer and promoter of shows and concerts in the United States and South America during the last three decades.

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

Edwin Batiz, 54, Urban Marketing President. Eddie Batiz has thirty years of experience promoting restaurants, lounges and clubs in New York City. He started as a DJ promoter in 1983 when he was 16 years old at Windows on The World on the 110th floor of the World Trade Center and then later at Skydive on the 44th floor of the World Trade Center. Eddie was an employee at Inhilco restaurant corporation (Hilton International), where his primary job was to control purchasing costs and monitor inventory of all restaurant food and supplies. In 1987 he was hired as the resident Thursday night DJ for the Palladium nightclub on 14th street. Eddie went on to play and promote the Copacabana, Studio 54, Underground, Tavern on the Green, Latin Quarter, and LQ. He has played for Giorgio Armani and created Les Poulets Café. Eddie was hired by The Arc Restaurant Corp. to promote Sequoia on the water and the Friday and Saturday night parties.

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

(30)

Michael Nagle, 52, Director. Michael has spent more than 25 years in the media business working for SONY/Columbia Records, The Box Music Network, Bloomberg LP, Playboy and NatureVision TV. He is Chairman & CEO of Ashling Digital, Inc. With Ashling, Michael represents Malone Vision, LAGO Productions, and VERONICA Pin Up NY. Michael managed Bloomberg's television and advanced product development businesses from 2000-05. He represented Bloomberg and also worked on behalf of independent programmers with the Federal Communications Commission on both Broadcast Must-Carry regulation and also opposing A La Carte Packaging regulation. Since 2015, Michael has served as SVP Digital Distribution & Business Development for NatureVision TV. He was named one of 2016's Digital Drivers by Home Media Magazine for the partnership he developed between FlixFling and Music Choice.

Thomas Ashley, 44, Director. Thomas Ashley is an unprecedented CEO who brings two decades of experience in the film industry. As founder and CEO of FlixFling, Ashley has created the largest privately held streaming movie service in North America. FlixFling is the only service to offer both streaming music and movies for one low monthly fee. Through its partnership with Music Choice, FlixFling is also the only streaming service to offer streaming music videos across 25 channels. Flixfling boasts over 10,000 titles, with Ashley negotiating all content deals for the company with partners including Warner Brothers, Sony, Paramount, Universal, Starz Digital Media, Magnolia Pictures, Image Entertainment and VuBiquity among others. A veteran in the Advertising Industry Ashley's experience is paramount in marketing to mainstream audiences. As CEO of Invincible Pictures, Ashley has created a major independent entertainment group pioneering digital film and television distribution. In November of 2008 Ashley opened Philadelphia Sound Stages a 70,000 square foot facility including Sound Stages, Production Offices and warehousing for Invincible's pick, pack and ship operations. In May of 2014 Ashley closed his 2nd film acquisitions fund Invincible Entertainment Partners. A follow up to his highly successful 2008 fund IP Film Partners, both with the mission of acquiring, producing and licensing motion picture properties for distribution on a global platform. As part of the fund Invincible co-produced Kevin Smith's newest $5.5MM film “Yoga Hosers” Starring, Smith and his Daughter Harley Quinn, as well as Johnny Depp, and his daughter Lilly-Rose. This is the first time Depp and his daughter shared a screen together. Other notable cast includes Stan Lee, Justin Long, Haley Joel Osment and Genesis Rodriguez.  Ashley is a proud member of the board for the Philadelphia Film Society, the non-profit organization behind the Philadelphia Film Festival, A Member of the Entertainment Merchants Association and Volunteer at the Abramson Cancer Center at the Hospital of the University of Pennsylvania, Ashley himself is a cancer survivor and shares a home with wife and son in the suburbs of Philadelphia.

Rory Conaway, 55, Director. Rory Conaway has been in the IT and Wireless Industries for the past 25 years as an author and consultant. He currently serves as CEO of Triad Wireless operating a growing WISP operation in Southern Arizona. He consults with investors, manufacturers, and WISPs, and develops financial business models for startups. In addition to writing articles in industry publications such as Mission Critical Magazine, Mr. Conaway also writes the series “Tales from the Towers” that can be found on various suchas; http://www.triadwireless.net; and http://www.muniwireless.com. He has also engineered several wireless designs such as S.P.I.R.I.T. and Guerilla Wireless as well as building integrated wireless and video surveillance for airport security, municipal and critical infrastructure, SCADA systems, and hotel/MDU deployments.

(31)

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

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year ended October 31, 2016 and 2015 except as stated below.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

						Long-Term Compensation Payouts
		Annual Compensation
Names Executive Officer and Principal		Salary	Bonus	Other Annual Compensation	Under Options/ SARs Granted	Awards Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Johnny Falcones President, Chief Executive Officer, Director	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—

Alex Stanbury (1) Former President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Former Director	2016	—	—	—	—	—	—	—
	2015	$40,000	—	—	—	—	—	$860,856

Alberto Gomez Viva Entertainment President	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—

John Sepulveda Latin American President	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—

1) Mr. Stanbury resigned as President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director on April 5, 2016.

(32)

Employment Agreements

On December 1, 2013, we entered into an employment agreement with Alexander Stanbury, our former President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and former sole member of the Board of Directors. This contract ended on December 1, 2016.

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

On April 15, 2016, we entered into an employment agreement with Johnny Falcones.  For each of the twelve-month periods during the five-year employment period, commencing with the twelve-month period beginning on the commencement date (each such period, an "Employment Year"), we will compensate Mr. Falcones for service to be rendered by him at the per annum rate of One hundred Fifty thousand dollars and 00/100 ($150,000) (the "Base Compensation"), payable in accordance with our customary payroll practices. The Company awarded a total of 58 million restricted common shares which as of October 31, 2016, have not been issued. Such amount is included as a stock payable in the accompanying financial statements. As of October 31, 2016, the accrued salaries payable to Mr. Falcones was $50,681.

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

Year 2 2,500,000 restricted common shares

Year 3 2,500,000 restricted common shares

Year 4 2,500,000 restricted common shares

Year 5 2,500,000 restricted common shares

The Company will issue to Mr. Gomez 2,000,000 restricted common shares, upon the execution of this agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement. As of October 31, 2016 the shares have not been issued and have been set up under a stock payable in the accompanying financial statements.

Mr. Gomez will also be paid a bonus upon execution of the contract. He shall receive a 10% cash bonus based on profits made quarterly. As of October 31, 2016, the accrued salaries payable to Mr. Gomez was $63,781.

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

Mr. Sepulveda will also be paid a bonus upon execution of the contract. He shall receive a 5% cash bonus based on profits made quarterly. As of October 31, 2016, the accrued salaries payable to Mr. Sepulveda was $33,780.

(33)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 10, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)

Johnny Falcones
143-41 84th Drive, #4E
Briarwood, NY 11435	43,629,371	22.251%
All directors and officers and 5% stockholders as a group	43,629,371	22.25%

(1) Based on 196,060,743 shares of common stock issued and outstanding as of February 17, 2017.

(34)

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

During the year ended October 31, 2015 our President and Director advanced us a total of $110,000 to fund operations and repaid a total of $7,146. As of October 31, 2015, we owe him a total of $102,854. During the year ending October 31, 2014, we forwarded $63,883 and repaid $63,883 to our President and Director leaving a balance of $0 at October 31, 2014.

In connection with the acquisition of Viva Entertainment and the resignation of our former officers and directors, we received forgiveness of stock payable of $3,390,000 and amounts due to directors of $132,854. These amounts were written off prior to closing and have therefore not been included in the Statement of Equity.

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended October 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended October 31, 2016	Year Ended October 31, 2015
Legal and Accounting Fees	$61,519	$—
Tax Fees	—	$—
All Other Fees	59,019	$—
Total	$120,538	$—

(35)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(6)	Amendment to the Certificate of Incorporation
3.3(1)	Bylaws
10.1(2)	Stock Purchase Agreement, dated December 17, 2012, by and among Black River Petroleum Corp. (f/k/a Farmacia Corporation), Irina Cudina and Alexander Stanbury.
10.2 (3)	Lease Agreement by and between Black River Petroleum Corp. (f/k/a American Copper Corp.) and Regus Group, dated December 13, 2012.
10.3 (4)	Mineral Property Acquisition Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.4 (4)	Mineral Property Transfer Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), US Copper Investments, Ltd, and Ruza
10.5 (5)	Investment Agreement, dated July 3, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.6 (6)	Purchase and Sale Agreement, dated October 17, 2013, by and among Black River Petroleum Corp. (f/k/a American Copper Corp.) and American Land and Exploration Company.
10.7 (7)	Employment Agreement, dated December 1, 2013, by and among Black River Petroleum Corp. and Alexander Stanbury
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2009.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2013.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013.

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

**Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(36)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of February, 2017.

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

Signature	Title	Date

/s/ Johnny Falcones	President, Chief Executive Officer,
Johnny Falcones	Chief Financial Officer, and Director	February 17, 2017

(37)