Form 10-Q
period 2017-01-31
Viva Entertainment Group Inc.
filed 2017-04-06
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

Yes ☐ No ☒

As of April 6, 2017, 509,749,201 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GROUP INC.

(F/K/A BLACK RIVER PETROLEUM CORP.)

QUARTERLY REPORT ON FORM 10-Q

January 31, 2017

(2)

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Viva Entertainment Group Inc. (formerly Black River Petroleum Corp.)

January 31, 2017

(3)

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	January 31, 2017	October 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$15,027	$385
Total Current Assets	15,027	385

Other Assets
Software, net of amortization of $8,839 and $7,131	59,714	61,422
Total Other Assets	59,714	61,422
Total Assets	$74,741	$61,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$263,549	$189,024
Accrued Interest	68,353	43,426
Accrued Salary and Wages	246,544	148,242
Notes Payable	100,000	100,000
Related Party Payable	31,280	—
Convertible Notes Payable, net of discount	515,359	367,323
Derivative Liability	1,393,168	1,248,689
Total Current Liabilities	2,618,253	2,096,704

Stockholders’ Deficit

Common Stock (2,400,000,000 shares authorized, par value 0.00001, 247,815,148 and 130,166,696 shares issued and outstanding) at January 31, 2017 and October 31, 2016, respectively	2,478	1,302
Stock issuable	512,464	512,400
Additional paid-in capital	2,673,844	2,204,879
Accumulated deficit	(5,732,298)	(4,753,478)
Total Stockholders’ Deficit	(2,543,512)	(2,034,897)
Total Liabilities and Stockholders’ Deficit	$74,741	$61,807

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

VIVA ENTERTAINMENT GROUP INC. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	January 31, 2017	January 31, 2016
Operating Expenses
Consulting services	$25,665	$—
General and administrative	92,041	—
Wages	118,842	—

Loss from operations	236,548	—

Other expense
Gain on settlement of debt	10,590	—
Loss on change in derivative liability	(262,855)	—
Interest expense	(490,006)	—
Total other expense	(742,271)	—

Net Loss	(978,819)	$—

Net Loss Per Common Share – Basic and Diluted	(0.01)	$—

Weighted Average Number of Common Shares Outstanding	169,567,782	—

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows
For the Three Months Ended January 31, 2017 and 2016
(Unaudited)
	2017	2016
Operating Activities
Net loss	$(978,819)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of fixed assets	1,708	—
Amortization of debt discount	353,405	—
Loss on change in derivative liability	262,855	—
Loss on derivative issuance expense	33,529	—
Common stock issued and payable for services	81,664	—
Changes in operating assets and liabilities:
Accrued interest	68,353	—
Accounts payable and accrued liabilities	44,365	—
Accrued payroll	98,302	—
Net Cash Used in Operating Activities	(34,638)	—

Financing Activities
Proceeds from issuance of related party payable	21,280
Proceeds from issuance of convertible notes	28,000	—
Net Cash From Financing Activities	49,280	—

Increase in Cash	14,642	—

Cash - Beginning of Period	385	—

Cash - End of Period	$15,027	$—

Supplemental Disclosure of Cash Flow Information
Stock issued on conversion of debt	$173,636	$—
Derivative settlement	$214,905	—
Derivative issuance	$63,000	—
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(6)

VIVA ENTERTAINMENT GROUP INC.

Notes to Financial Statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of January 31, 2017, the Company has a working capital deficiency and has an accumulated deficit of $5,732,298.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

(7)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with out audited financial statements for the year ended October 31, 2016.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of January 31, 2017 and 2016, there were no dilutive common stock equivalents outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2017 and 2016. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

(8)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2017 and October 31, 2016:

January 31, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$515,359	$—	$—	$515,359
Derivative Liability	1,393,168			1,393,168
Total	$1,908,527	$—	$—	$1,908,527

October 31, 2016:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$367,323	$—	$—	$367,323
Derivative Liability	1,248,689	—	—	1,248,689
Total	$1,616,012	$—	$—	$1,616,012

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

Cash and Cash Equivalents

For purposes of the Condensed Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2017 and October 31, 2016, the company had no cash equivalents.

(9)

NOTE 3 – RELATED PARTY TRANSACTIONS

In connection with the acquisition of Viva Entertainment and the resignation of our former officers and directors, the Company received forgiveness of stock payable of $3,390,000 and amounts due to former CEO of $132,854. These amounts were written off prior to closing and have therefore not been included in Equity. However, the former CEO funded an additional $30,000 to the Company for working capital during the year ended October 31, 2016.

The detail composition of $246,742 in accrued wages with related parties as of January 31, 2017 is as follows: Johnny Falcones $88,489, Alberto Gomez $94,028 and John Sepulveda $64,028. This accrual covered services rendered by the employees for the period from April, 2016 through January 31, 2017 less payments made to such employees during the period.

The detail composition of the $512,400 in stock payable with related parties as of January 31, 2017 is as follows: Johnny Falcones $487,200, Alberto Gomez $16,800 and John Sepulveda $8,400. This stock payable is due to unissued shares earned on the employment agreements during the year ended October 31, 2016. The remaining balance of stock payable is discussed in Note 7.

In addition, John Sepulveda funded $10,000 to the Company for working capital during the year ended October 31, 2016 which remains outstanding together with advances of $21,280 from the spouse of the company’s Chief Executive as of January 31, 2017.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	$63,000	(63,000)	—
Converted into stock or repaid	(205,367)	103,229	—
Amortization of debt discount	—	250,174	—
Interest accrued	—	—	24,927
January 31, 2017	$832,733	$(317,374)	68,353

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

(10)

On April 6, 2016, the Company issued a convertible promissory note for $145,000 to Essex Global Investments. The note bears interest at the rate of 10% per annum and becomes due and payable March 30, 2017. The Company received proceeds of $135,000, net of original issuance discounts of $10,000 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. The Company has the right to prepay the Note during the first six months following the date of issuance with a premium of up to 135% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. During the three months ended January 31, 2017, the Company converted $45,000 in principal on this note into 19,430,253 shares of common stock, which was in accordance with the terms of the note. There was no gain or loss associated with this conversion.

On May 23, 2016, the Company issued a convertible promissory note in the amount of $50,000 to GreenTree Financial Group, Inc. The note bears interest at a rate of 12% per annum and becomes due and payable six months from the date of issuance. The Company received SEC compliance services in the amount of $50,000 in exchange for the note. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock of 50% of the lowest reported trading price of the Company’s common stock for the lowest of the three prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay this note during the first six months following the date of issuance with premium of 120% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days. During the three months ended January 31, 2017, the Company converted $10,000 in principal on this note into 6,666,667 shares of common stock, which was in accordance with the terms of the note. There was no gain or loss associated with this conversion.

On May 3, 2016, the Company issued a convertible promissory note in the amount of $78,750 to LG Capital Funding, LLC. The note bears interest at a rate of 10% per annum and becomes due and payable one year from the date of issuance. The Company received capital in the amount of $78,750 in exchange for the note. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 50% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the note during the first six months following the date of issuance with a premium between 125-150% of the amount owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days. During the three months ended January 31, 2017, the Company converted $38,700 in principal on this note into 30,469,138 shares of common stock, which was in accordance with the terms of the note. There was no gain or loss associated with this conversion.

On May 3, 2016, the Company issued a convertible promissory note in the amount of $78,750 to Cerberus Finance Group Ltd. The note bears interest at a rate of 10% per annum and becomes due and payable six months from the date of issuance. The Company received capital in the amount of $78,750 in exchange for the note. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 50% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the note during the first six months following the date of issuance with a premium between 125-150% of the amount owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days. During the three months ended January 31, 2017, the Company converted $18,900 in principal on this note into 13,882,395 shares of common stock, which was in accordance with the terms of the note. There was no gain or loss associated with this conversion.

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

(11)

On July 1, 2016, the Company entered into a Loan Agreement with Greentree Financial Group, Inc., and issued a 12% Convertible Promissory Note pursuant thereto. The note was in a principal amount of $50,000, and is convertible a price equal to fifty percent (50%) of the Volume Weighted Average Price (“VWAP”) for the five-day period prior to the conversion date. The note further states that no amount of the note may be converted in an amount that would result in the beneficial ownership of greater than 4.99% of the common stock immediately after giving effect to the conversion, with the exception that the limitation may be increased to 9.99% with 61 days prior notice.

On July 1, 2016, the Company entered into a Loan Agreement with Collision Capital, LLC, and issued a 12% Convertible Promissory Note pursuant thereto. The note was in a principal amount of $110,000, and is convertible a price equal to fifty percent (50%) of the Volume Weighted Average Price (“VWAP”) for the five-day period prior to the conversion date. The note further states that no amount of the note may be converted in an amount that would result in the beneficial ownership of greater than 4.99% of the common stock immediately after giving effect to the conversion, with the exception that the limitation may be increased to 9.99% with 61 days prior notice. During the three months ended January 31, 2017, the Company converted $8,100 in principal on this note into 6,000,000 shares of common stock, which was in accordance with the terms of the note. There was no gain or loss associated with this conversion.

On July 19, 2016, the Company issued a convertible promissory note in the amount of $37,100 to Essex Global Investment Corp. The note bears interest at a rate of 10% per annum and becomes due and payable one year from the date of issuance. The Company received capital in the amount of $35,000, net of an original issuance discount of $2,100 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and amortized over the life of the convertible debenture. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 60% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the above note during the first six months following the date of issuance with premium between 115-120% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days. During the three months ended January 31, 2017, the Company converted $23,000 in principal on this note into 19,999,999 shares of common stock.

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

(12)

On August 2, 2016, the Company issued a convertible promissory note to Crossover Promotions in the aggregate principal face amount of $35,000, pursuant to a consulting agreement dated August 2, 2016 for services rendered. The note can be converted into common shares of the Company’s common stock at the request of the holder after six months at a discount of 40% off the lowest preceding 20-day trading price at the time of conversion. In January 2017, Crossover sold this note to GPL Ventures, which resulted in the original note being cancelled and replaced with a new note. The company recorded a gain of $10,590 on this transaction resulting from the change in derivative liability associated with the two notes on the date of the re-issuance.

On August 4, 2016, the Company entered into a Service Agreement with Greentree Financial Group, Inc., and as payment for those services issued a 12% Convertible Promissory note thereto. The note was in a principal amount of $25,000, , and is convertible a price equal to five cents ($.05) per share, or fifty percent (50%) of the Volume Weighted Average Price (“VWAP”) for the ten day period prior to the conversion date, whichever is lower. The note further states that no amount of the note may be converted in an amount that would result in the beneficial ownership of greater than 4.99% of the common stock immediately after giving effect to the conversion, with the exception that the limitation may be increased to 9.99% with 61 days’ prior notice.

On August 4, 2016, the Company entered into a Service Agreement with Collision Capital, LLC, and as payment for those services issued a 12% Convertible Promissory note thereto. The note was in a principal amount of $25,000, and is convertible a price equal to five cents ($.05) per share, or fifty percent (50%) of the Volume Weighted Average Price (“VWAP”) for the ten day period prior to the conversion date, whichever is lower. The note further states that no amount of the note may be converted in an amount that would result in the beneficial ownership of greater than 4.99% of the common stock immediately after giving effect to the conversion, with the exception that the limitation may be increased to 9.99% with 61 days’ prior notice.

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

These notes bear interest between 8 - 12% and are due and payable twelve months from the date of issuance. They can be converted into common shares of the Company’s common stock at the request of the holder after six months at a discount of 40% off the lowest preceding 20-day trading price of at the time of conversion.

(13)

On January 3, 2017, the Company issued a convertible promissory note in the amount of $28,000 to Power Up Lending. The note bears interest at a rate of 8% per annum and becomes due and payable one year from the date of issuance. The Company received capital in the amount of $25,000, net of an original issuance discount of $3,000 which included in prepaid interest. The debt discount of $28,000 was recorded as a reduction (contra-liability) of the convertible debenture and will be amortized over the life of the convertible debenture. All principal and accrued interest on the note is convertible at any time into shares of the Company's common stock at the election of the holder at a conversion price for each share of common stock at 50% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received by the Company or its transfer agent. The Company has the right to prepay the above seven notes during the first six months following the date of issuance with a premium between 135-150% of all amounts owed, including default interest, depending upon when the prepayment is effectuated. The note may not be redeemed after 180 days.

On January 25, 2017, GPL Ventures acquired a $35,000 convertible note previously issued to Cross Over Promotions. The Company reissued the note in the name of GPL Ventures with similar terms. As a result, the Company recorded the retirement of the old note and the reissuance of a new note, with associated changes to derivative liability and debt discount as of January 25, 2017.

The Company valued the conversion features on its convertible debentures at origination at $1,874,658, of which $871,558 was recognized as a debt discount on the convertible debenture. The balance of $1,003,100 was recorded as derivative issuance expense. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and will be amortized over the life of the convertible debentures. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

Changes in Derivative Liabilities were as follows:

October 31, 2016	$1,248,689
Issuance of derivative	96,529
Conversions of debt to common stock	(204,315)
Extinguishment of debt	(10,590)
Change in fair value	262,855
January 31, 2017	$1,393,168

Accrued interest as of January 31, 2017 and October 31, 2016 was as follows:

	January 31, 2017	October 31, 2016
Accrued Interest	$68,353	$43,426
Interest Expense	$24,927	$43,426

(14)

NOTE 5 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS a promissory note in the principal amount of $100,000, due on demand from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. The note bears interest at the rate of 10% per annum and is still outstanding as of January 31, 2017. Interest expense for the three months ended January 31, 2017 was $2,521.

NOTE 6 - COMMON STOCK

During the three months ended January 31, 2017 the Company had the following common stock transactions:

•	21,200,000 shares issued to various individuals for consulting services previously rendered. Below is the detail of the shares issued and value of each issuance.
		Share price	Shares issued	Total value
10-Jan	Padron	0.005	1,250,000	$6,250
9-Jan	Nagle	0.004	1,000,000	$4,000
16-Nov	Klappenbach	0.009	150,000	$1,350
3-Nov	Isaacs	0.013	500,000	$6,500
24-Jan	Harrison	0.0038	6,000,000	$22,800
24-Jan	Caucayo	0.004	2,000,000	$8,000
16-Dec	Brewer	0.003	9,000,000	$27,000
16-Nov	Benites	0.009	250,000	$2,250
9-Jan	Ashley	0.004	1,000,000	$4,000
16-Nov	Alcantara	0.009	50,000	$450

•	96,448,452 shares issued on the conversion of notes payable (see Note 4).

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 7 – STOCK PAYABLE

Common stock issuable consists of the value of shares payable under employment contracts with officers of the Company. Common stock issuable was $512,464 and $512,400 as of January 31, 2017 and October 31, 2016.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to January 31, 2017, the Company issued a total of 245,684,053 shares of restricted common stock to several individuals on the conversion of notes payable and associated accrued interest.

The Company also issued 16,250,000 shares of restricted common stock to several individuals for services previously rendered.

(15)

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

(16)

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

(17)

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

Plan of Operation

As of January 31, 2017 we had a working capital deficiency of $2,603,226, have not generated revenue, and have an accumulated deficit of $5,732,298.

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

Operating Expenses

For the three months ended January 31, 2017 and 2016, we incurred operating expenses in the amounts of $236,548, and $-0- respectively. Our operating expenses were comprised of: (i) consulting services expenses of $25,665 and $-0- for the periods ended January 31, 2017 and 2016, respectively (ii) general and administrative expenses of $92,041 and $-0- for the periods ended January 31, 2017 and 2016, respectively, and (iii) wage expenses of $118,842 and $-0- for the periods ended January 31, 2017 and 2016, respectively. Due to a reverse merger into an operating company with no prior operations in April of 2016, there are no prior period expenses.

(18)

Net Loss

Our net loss for the three months ended January 31, 2017 and 2016 was $978,819 and $-0-, respectively. The increase in net loss was the result of the increase in compensation and above mentioned costs due to a reverse merger into an operating company with no prior operations in April of 2016. We also incurred an expense of $262,855 for a loss on change of the derivative liability and $24,927 in interest expense for the three months ended January 31, 2017 with nothing in the comparable period in the prior year.

Liquidity and Capital Resources

As of January 31, 2017, we had cash of $15,027. As of October 31, 2016, we had cash of $385.

Net cash used in operating activities was $34,638 for the three months ended January 31, 2017, which was comparable to the net cash used in operating activities of $-0- for the three months ended January 31, 2016. The net cash used in operations was principally attributable to net losses of $978,819 and $-0- during the three months ended January 31, 2017 and 2016, respectively, offset principally by amortization of debt discount of $353,405 and $-0-, amortization expense of $1,708 and $-0-, common shares issued for services of $81,664 and $-0-, and loss on change in derivative liability of $262,855 and $-0- in such same periods, respectively. There is no activity in the above mentioned categories in the prior period due to a reverse merger into an operating company with no prior operations in April of 2016.

Cash flows used for investing activities were $-0- and $-0- for the three months ended January 31, 2017 and 2016, respectively. This usage was solely as a result of the effects of the reverse merger.

Cash flows provided by financing activities were $49,280 and $-0- for the three months ended January 31, 2017 and 2016, respectively.

Currently we have no revenues and have four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2017 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues.

(19)

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

Subsequent Events

Subsequent to January 31, 2017, the Company issued a total of 245,684,053 shares of restricted common stock to several individuals on the conversion of notes payable and associated accrued interest.

The Company also issued 16,250,000 shares of restricted common stock to several individuals for services previously rendered.

(20)

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the three months ended January 31, 2017 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

(21)

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

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2017	VIVA ENTERTIANMENT GROUP INC. (F/K/A BLACK RIVER PETROLEUM CORP.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(23)