Form 10-Q
period 2017-04-30
Viva Entertainment Group Inc.
filed 2017-07-14
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Yes ☐ No ☒

As of July 13, 2017, 3,046,810,436 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

April 30, 2017

(2)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	April 30, 2017	October 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$372	$385
Total Current Assets	372	385

Other Assets
Software, net of amortization of $10,571 and $7,131	57,982	61,422
Total Assets	$58,354	$61,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$263,549	$189,024
Accrued Interest	69,308	43,426
Accrued Salary and Wages	329,840	148,242
Notes Payable	—	100,000
Related Party Payable	37,060	—
Convertible Notes Payable, net of discount	545,779	367,323
Derivative Liability	1,064,233	1,248,689
Total Current Liabilities	2,309,769	$2,096,704

Stockholders’ Deficit

Common Stock (2,400,000,000 shares authorized, par value 0.00001, 926,810,436 and 130,166,696 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively)	9,268	1,302
Stock payable	12,600	512,400
Additional paid-in capital	13,106,133	2,204,879
Accumulated deficit	(15,379,416)	(4,753,478)
Total Stockholders’ Deficit	(2,251,415)	(2,034,897)
Total Liabilities and Stockholders’ Deficit	$58,354	$61,807

The Accompanying Notes are an Integral Part of These Financial Statements

(3)

VIVA ENTERTAINMENT GROUP INC. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended April 30, 2017	For the Three Months Ended April 30, 2016	For the Six Months Ended April 30, 2017	For the Six Months Ended April 30, 2016
Operating Expenses
Consulting services	$6,640	$—	32,305	$—
General and administrative	484,044	—	576,085	—
Wages	8,768,449	—	8,887,291	—

Loss from operations	9,259,133	—	9,495,681	—

Other expense
Gain on settlement of debt	420	—	11,010	—
Derivative expenses	11,927	—	(250,928)	—
Interest expense	(400,332)	—	(890,338)	—
Total other expense	(387,985)	—	(1,130,256)	—

Net Loss	(9,647,118)	$—	(10,625,937)	$—

Net Loss Per Common Share – Basic and Diluted	(0.01)	$(0.00)	(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding	794,350,790	—	476,781,526	—

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows
For the Six Months Ended April 30, 2017 and 2016
(Unaudited)
	2017	2016
Operating Activities
Net loss	$(10,625,937)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of fixed assets	3,440	—
Amortization of debt discount	847,160	—
Derivative expense	250,927	—
Common stock issued and payable for services	9,213,196	—
Changes in operating assets and liabilities:
Accounts payable	75,635	—
Accrued liabilities	163,506	—
Net Cash Used in Operating Activities	(72,073)	—

Financing Activities
Proceeds from issuance of related party payable	31,680	—
Proceeds from sale of common stock	12,000	—
Proceeds from issuance of convertible notes	33,000	—
Payments on debt	(4,620)	—
Net Cash From Financing Activities	72,060	—

Decrease in Cash	(13)	—

Cash - Beginning of Period	385	—

Cash - End of Period	$372	$—

Supplemental Disclosure of Cash Flow Information
Stock issued on conversion of debt	$468,047	$—
Derivative adjustment from debt extinguishment	$10,590	—
Derivative conversion	$705,588	—
Discount from derivative issuance	$280,795	—
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of April 30, 2017, the Company has a working capital deficiency and has an accumulated deficit of $15,379,416.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

(6)

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2017 and 2016, there were no dilutive common stock equivalents outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2017 and October 31, 2016. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

(7)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2017 and October 31, 2016:

April 30, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$471,650	$—	$—	$471,650
Derivative Liability	1,064,233			1,064,233
Total	$1,535,883	$—	$—	$1,535,883

October 31, 2016:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$367,323	$—	$—	$367,323
Derivative Liability	1,248,689	—	—	1,248,689
Total	$1,616,012	$—	$—	$1,616,012

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

Cash and Cash Equivalents

For purposes of the Condensed Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2017 and October 31, 2016, the Company had no cash equivalents.

(8)

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

The detail composition of $329,840 in accrued wages with related parties as of April 30, 2017 is as follows: Johnny Falcones $114,265, Alberto Gomez $123,288 and John Sepulveda $92,288. This accrual covered services rendered by the employees for the period from April, 2016 through April 30, 2017 less payments made to such employees during the period.

The detail composition of the $12,600 in stock payable with related parties as of April, 2017 is as follows: Alberto Gomez $12,600. This stock payable is due to unissued shares earned on the employment agreements during the year ended October 31, 2016.

In addition, John Sepulveda funded $10,000 to the Company for working capital during the year ended October 31, 2016 which remains outstanding together with advances of $27,060 from the spouse of the company’s Chief Executive as of April 30, 2017.

(9)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	$33,000	—	—
Converted into stock or repaid	(316,763)	—	(14,024)
Amortization of debt discount	—	462,179	—
Interest accrued	—	—	39,907
April 30, 2017	$691,337	$(145,598)	69,309

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

The following table summarized the convertible notes and activity in the six months ended April 30, 2017:

					For Six Months Ended:	April 30, 2017
		Issuances				Original Amount	Conversions/ Asssignments	Change Due to Issuance	Ending Balances
LG #1	5/3/16	5/3/17	78,750	10.0%	50% of lowest closing bid over 20 TD	78,750	(54,550)	0	24,200
Cerberus #1	5/3/16	5/3/17	78,750	10.0%	50% of lowest closing bid over 20 TD	78750	(25,034)	0	53,717
Greentree #1	5/23/16	5/23/17	50,000	12.0%	50% of lowest 3 closing bid over 10 TD	50000	(29,593)	0	20,407
LG #2	6/3/16	6/3/17	78,750	10.0%	50% of lowest closing bid over 20 TD	78,750	0	0	78,750
Cerberus #2	6/8/16	6/8/17	78,750	10.0%	50% of lowest closing bid over 20 TD	78,750	0	0	78,750
Collision #1	7/1/16	7/1/17	110,000	12.0%	50% of lowest close over 5 TD	110,000	(39,665)	0	70,335
Greentree #2	7/1/16	7/1/17	50,000	12.0%	50% of lowest close over 5 TD	50,000	0	0	50,000
Essex #2	7/19/16	7/19/17	37,100	10.0%	60% of lowest closing bid over 20 TD	37,100	(37,100)	0	0
Essex #1 - 4/6/16 $145k Note (originally Black River)	8/1/16	3/30/17	145,000	10.0%	55% of lowest closing bid over 20 TD	145,000	(111,184)	0	33,816
Rico #1	8/1/16	8/1/17	25,000	0.0%	40% of lowest TP over 20 TD	25,000	(25,000)	0	0
David Lewis -DBL #1	8/1/16	8/1/17	25,000	0.0%	40% of lowest TP over 20 TD	25,000	(6,000)	0	19,000
Cross Over Promotions #1	8/2/16	2/2/17	35,000	0.0%	60% of lowest closing bid over 20 TD	35,000	(35,000)	0	0
Collision #2	8/4/16	8/4/17	25,000	12.0%	50% of lowest 3 bids 10 TD	25,000	0	0	25,000
Greentree #3	8/4/16	8/4/17	25,000	12.0%	50% of lowest 3 bids 10 TD	25,000	0	0	25,000
Hector Cruz Consulting #1	8/5/16	2/5/17	25,000	8.0%	60% of lowest closing bid over 20 TD	25,000	(12,000)	0	13,000
Benites Consulting #1	8/20/16	2/20/17	13,000	8.0%	60% of lowest closing bid over 20 TD	13,000	(13,000)	0	0
Crown Bridge 450k #1	9/7/16	9/7/17	45,000	8.0%	50% of lowest closing bid over 20 TD	45,000	(13,872)	0	31,128
Greentree #4	9/12/16	9/12/17	50,000	12.0%	50% of lowest 3 bids 10 TD	50,000	0	0	50,000
PowerUp Lending	1/3/17	11/10/17	28,000	8.0%	50% of lowest 3 bids 10 TD	28,000	0	0	28,000
GPL Ventures	1/25/17	7/25/17	35,000	12.0%	50% of lowest 1 bids 20 TD	35,000	(896)	0	34,104
4/5/16 EMS Find $106k - amended 2/27/17	2/27/17	3/31/18	106,000	10.0%	40% of lowest TP over 20 TD	0	(84,765)	106,000	21,236
Williams Holding $25k - assigned from Robert Rico note	3/1/17	3/1/18	25,000	0.0%	40% of lowest TP over 20 TD	0	(9,950)	25,000	15,050
George Harrison Note for $5k	3/15/17	3/15/18	5,000	12.0%	40% of lowest closing bid over 20 TD	0	0	5,000	5,000
Biz Development $13k - assigned from Benites Consulting note	3/20/17	9/20/17	13,000	8.0%	55% of lowest closing bid over 20 TD	0	(12,344)	13,000	656
Biz Development $9k - assigned from Hector Cruz Consulting Note	3/22/17	9/22/17	9,000	8.0%	55% of lowest closing bid over 20 TD	0	0	9,000	9,000
Global Opportunity Group/Howard Schraub - $53k - assigned from EMS Find	3/27/17	3/31/18	53,795	10.0%	50% of lowest closing bid over 20 TD	0	(20,143)	53,795	33,652
Biz Development $6k - assigned from Hector Cruz Consulting Note	4/20/17	10/20/17	6,000	8.0%	55% of lowest closing bid over 20 TD	0	0	6,000	6,000

			1,255,895			859,400	(351,395)	217,795	725,800

(10)

NOTE 4 – CONVERTIBLE NOTES PAYABLE - CON’T

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

Changes in Derivative Liabilities were as follows:

October 31, 2016	$1,248,689
Issuance of derivative	411,135
Conversion into stock or assignment	(705,588)
Extinguishment of debt	(10,590)
Change in fair value	120,587
April 30, 2017	$1,064,233

(11)

NOTE 5 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. All principal and interest was converted into common stock during the quarter ended April 30, 2017 (see Note 4).

NOTE 6 - COMMON STOCK

During the three months ended April 30, 2017 the Company had the following common stock transactions:

•	98,050,000 shares issued to various individuals for services previously rendered valued at a total of $9,213,195 using the share value on the date of agreement

•	14,500,000 shares issued for cash proceeds of $12,000.

•	684,093,740 shares were issued on the conversion of notes payable as follows:

Holder	Conversion Date	Principal Converted	Shares Issued

Essex #1 - 4/6/16 $145k Note (originally Black River)	11/3/2016	10,000	4,434,590
Essex #1 - 4/6/16 $145k Note (originally Black River)	11/4/2016	5,000	2,173,913
Essex #1 - 4/6/16 $145k Note (originally Black River)	11/4/2016	10,000	4,434,590
Essex #1 - 4/6/16 $145k Note (originally Black River)	11/4/2016	10,000	4,434,590
LG #1	11/4/2016	13,000	6,502,542
Cerberus #1	11/10/2016	10,000	4,952,903
Essex #1 - 4/6/16 $145k Note (originally Black River)	12/7/2016	10,000	3,952,570
Greentree #1	12/19/2016	10,000	6,666,667
LG #1	12/20/2016	8,550	6,491,978
LG #1	1/9/2017	8,500	8,649,704
Cerberus #1	1/10/2017	8,900	8,929,492
LG #1	1/19/2017	8,650	8,824,914
Collision #1	1/21/2017	8,100	6,000,000
Essex #2	1/23/2017	10,000	9,166,666
Cross Over Promotions #1	1/25/2017	(35,000)	—
Essex #2	1/30/2017	13,000	10,833,333
David Lewis -DBL #1	2/1/2017	(6,000)	5,000,000
Collision #1	2/1/2017	(8,400)	6,000,000
Essex #1 - 4/6/16 $145k Note (originally Black River)	2/1/2017	—	11,145,833
LG #1	2/2/2017	(8,650)	8,856,514
Essex #1 - 4/6/16 $145k Note (originally Black River)	2/21/2017	(1,350)	12,300,000
Essex #2	2/21/2017	(13,000)	12,745,098
GPL Ventures	2/23/2017	(178)	17,800,000
LG #1	2/24/2017	(7,200)	9,724,937
GPL Ventures	2/24/2017	(178)	17,800,000
Essex #2	2/24/2017	(1,100)	2,350,322
GPL Ventures	2/27/2017	(200)	20,000,000
Essex #1 - 4/6/16 $145k Note (originally Black River)	2/28/2017	(14,184)	17,535,758
Essex #1 - 4/6/16 $145k Note (originally Black River)	2/28/2017	(12,000)	14,545,454
Rico #1	3/1/2017	(25,000)	—
GPL Ventures	3/15/2017	(340)	34,000,000
Essex #1 - 4/6/16 $145k Note (originally Black River)	3/15/2017	(14,141)	17,140,412
LG #1	3/15/2017	(7,792)	9,739,725
Essex #1 - 4/6/16 $145k Note (originally Black River)	3/16/2017	(10,335)	20,500,000
Collision #1	3/17/2017	(13,200)	22,372,881
Benites Consulting #1	3/20/2017	(13,000)	—
Hector Cruz Consulting #1	3/22/2017	(6,000)	—
GPL Ventures	3/22/2017	(340)	34,000,000
Essex #1 - 4/6/16 $145k Note (originally Black River)	3/23/2017	(3,315)	9,991,211
4/5/16 EMS Find $106k - amended 2/27/17	3/27/2017	(53,795)	—
4/5/16 EMS Find $106k - amended 2/27/17	4/4/2017	(13,230)	26,459,000
Essex #1 - 4/6/16 $145k Note (originally Black River)	4/6/2017	(15,000)	53,863,636
Greentree #1	4/7/2017	(19,593)	24,970,589
Williams Holding $25k - assigned from Robert Rico note #10 for $15k	4/7/2017	(9,950)	24,875,000
Essex #1 - 4/6/16 $145k Note (originally Black River)	4/7/2017	(10,000)	22,222,222
Biz Development $13k - assigned from Benites Consulting note #16 for $14k	4/10/2017	(12,344)	27,070,175
Hector Cruz Consulting #1	4/20/2017	(6,000)	—
Global Opportunity Group/Howard Schraub - $53k - assigned from 4/5/16 EMS	4/20/2017	(20,143)	40,286,521
4/5/16 EMS Find $106k - amended 2/27/17	4/27/2017	(17,740)	44,350,000
Crown Bridge 450k #1	4/27/2017	(10,000)	20,000,000

		(244,997)	684,093,740

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 7 – STOCK ISSUABLE

Common stock issuable consists of the value of shares payable under employment contracts with officers of the Company. During the six months ended April 30, 2017, the Company issued 58,000,000 shares to Johnny Falcones under his employment contract, the value of which on the date the of the contract, $499,800, was offset against stock issuable. Common stock issuable was $12,600 and $512,400 as of April 30, 2017 and October 31, 2016.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing apart from the following:

•	Subsequent to April 30, 2017, the Company issued a total of 2,120,000,000 shares of restricted common stock to several individuals for cash proceeds of $127,500.

•	Subsequent to April 30, 2017, the Company amended its Articles of Incorporation to increase the authorized common stock to 4.9 billion shares. This action was undertaken by a majority vote of shareholders.

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

(14)

Plan of Operation

As of April 30, 2017 we had a working capital deficiency of $2,309,397, have not generated revenue, and have an accumulated deficit of $15,379,416.

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

Operating Expenses

For the three and six months ended April 30, 2017, we incurred operating expenses in the amounts of $9,259,133 and $9,495,681, respectively. We had no operating expenses incurred during the three and six months ended April 30, 2016. Our operating expenses were comprised of: (i) consulting services expenses of $6,640 and $32,305 for the three and six months ended April 30, 2017, respectively (ii) general and administrative expenses of $484,044 and $576,085 for the three and six months ended April 30, 2017, respectively, and (iii) wage expenses of $8,768,449 and $8,887,291 for three and six months ended April 30, 2017, respectively. Due to a reverse merger into an operating company with no prior operations in April of 2016, there are no prior period expenses.

Net Loss

Our net loss for the three and six months ended April 30, 2017 was $9,647,118 and $10,625,937, respectively. The increase in net loss was the result of the increase in compensation and above mentioned costs. Due to a reverse merger into an operating company with no prior operations in April of 2016, there are no prior period expenses. During the three months ended April 30, 2017, we also incurred an income of $11,927 for a gain on change of the derivative liability, offset by the interest expense of $400,332. During the six months ended April 30, 2017, we had an expense of $250,928 for a loss on change of the derivative liability and $890,338 in interest expense. We had nothing in the comparable period in the prior year.

(15)

Liquidity and Capital Resources

As of April 30, 2017, we had cash of $372. As of October 31, 2016, we had cash of $385.

Net cash used in operating activities was $72,073 for the six months ended April 30, 2017, which was comparable to the net cash used in operating activities of $-0- for the six months ended April 30, 2016. The net cash used in operations was principally attributable to net losses of $10,625,937 and $-0- during the six months ended April 30, 2017 and 2016, respectively, offset principally by amortization of debt discount of $847,160 and $-0-, amortization expense of $3,440 and $-0-, common shares issued for services of $9,213,196 and $-0-, and loss on change in derivative liability and derivative issuance totaled $250,927 and $-0- in such same periods, respectively. There was no activity in the above mentioned categories in the prior period due to a reverse merger into an operating company with no prior operations in April of 2016.

Cash flows used for investing activities were $-0- and $-0- for the six months ended April 30, 2017 and 2016, respectively. This usage was solely as a result of the effects of the reverse merger.

Cash flows provided by financing activities were $72,060 and $-0- for the six months ended April 30, 2017 and 2016, respectively. Positive cash flows from financing activities during the six months ended April 30, 2017 were due primarily to proceeds from related party payable of $31,680, proceeds from sales of common stock and convertible notes in amount of $12,000 and $33,000, respectively. There was no activity in the above mentioned categories in the prior period due to a reverse merger into an operating company with no prior operations in April of 2016.

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

(16)

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify the accounting for share-based payment award transactions. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, and will be adopted by the Company in the first quarter of fiscal 2017. The Company anticipates the new standard will result in an increase in the number of shares used in the calculation of diluted earnings per share and will add volatility to the Company’s effective tax rate and income tax expense.

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

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Subsequent Events

Subsequent to April 30, 2017, the Company issued a total of 2,120,000,000 shares of restricted common stock to several individuals on the conversion of notes payable and associated accrued interest.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the three and six months ended April 30, 2017 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 14, 2017	VIVA ENTERTIANMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(20)