Form 10-Q
period 2017-07-31
Viva Entertainment Group Inc.
filed 2017-11-03
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of November 3, 2017, 3,912,154,060 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

July 31, 2017

(2)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	July 31, 2017	October 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$40,615	$385
Total Current Assets	40,615	385

Other Assets
Software, net of amortization of $12,303 and $7,131	56,250	61,422
Total Other Assets	56,250	61,422
Total Assets	$96,865	$61,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$263,549	$189,024
Accrued Interest	71,743	43,426
Accrued Salary and Wages	384,936	148,242
Notes Payable	51,850	100,000
Related Party Payable	112,070	—
Convertible Notes Payable, net of discount	316,072	367,323
Derivative Liability	1,444,670	1,248,689
Total Current Liabilities	2,644,890	2,096,704

Stockholders’ Deficit

Common Stock (6,900,000,000 shares authorized, par value 0.00001, 3,912,154,060 and 130,166,696 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively)	39,122	1,302
Stock issuable	3,079,200	512,400
Additional paid-in capital	14,461,362	2,204,879
Accumulated deficit	(20,127,709)	(4,753,478)
Total Stockholders’ Deficit	(2,548,025)	(2,034,897)
Total Liabilities and Stockholders’ Deficit	$96,865	$61,807

The Accompanying Notes are an Integral Part of These Financial Statements

(3)

VIVA ENTERTAINMENT GROUP INC. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended July 31, 2017	For the Three Months Ended July 31, 2016	For the Nine Months Ended July 31, 2017	For the Nine Months Ended July 31, 2016
Revenues
Subscriptions	$3,000	$—	$3,000	$—
Total Revenues	3,000	—	3,000	—

Operating Expenses
Consulting services	3,032,214	791,355	3,064,519	1,771,912
General and administrative	268,816	360,346	526,354	410,821
Wages	98,096	221,538	9,307,374	311,525
Total operating expenses	3,399,126	1,373,239	12,898,247	2,494,258

Loss from operations	3,396,126	1,373,239	12,895,247	2,494,258

Other expense
Gain on settlement of debt	(300,323)	—	(289,313)	—
Gain/(Loss) on change in derivative liability	(855,689)	72,940	(1,106,617)	72,940
Interest expense	(196,155)	(693,366)	(1,083,053)	(706,224)
Total other expense	(1,352,167)	(620,426)	(2,478,983)	(633,284)

Net Loss	$(4,748,293)	$(1,993,665)	$(15,374,230)	$(3,127,542)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding	2,686,505,096	122,264,196	1,221,450,275	92,786,575

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows
For the Nine Months Ended July 31, 2017 and 2016
(Unaudited)

	2017	2016
Operating Activities
Net loss	$(15,374,230)	$(3,127,542)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	5,172	3,349
Amortization of debt discount	1,052,477	95,728
Shares previously retired	(444)	—
Derivative expense	1,106,617	(519,620)
Loss on settlement of debt	289,313	—
Penalties incurred on unpaid debt	(190,212)	—
Loss on forgiveness of debt	33,764	—
Common stock issued and payable for services	12,279,796	1,916,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	197,618	39,116
Accrued expenses	205,029	45,189
Other assets	—	(69,270)
Net Cash Used in Operating Activities	(395,100)	(577,559)
Investing Activities
Effect of reverse merger	—	(171,504)
Net Cash Used in Investing Activities	—	(171,504)
Financing Activities
Net proceeds from issuance of related party payable	102,070	—
Proceeds from sale of common stock	12,000	—
Proceeds from issuance of convertible notes	321,260	763,430
Net Cash From Financing Activities	435,330	763,430
Increase in Cash	40,230	14,367
Cash - Beginning of Period	385	—
Cash - End of Period	$40,615	$14,367
Supplemental Disclosure of Cash Flow Information
Stock issued on conversion of debt, interest and penalties	$1,100,060	$—
Derivative adjustment from debt extinguishment	10,590	—
Derivative settlement	1,459,101	—
Discount from derivative issuance	559,055	—
Stock issued for debt discount	—	100,000
Beneficial Conversion Feature	—	35,000
Stock issued for debt discount - derivative	—	1,119,560
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of July 31, 2017, the Company has a working capital deficiency and has an accumulated deficit of $20,127,709.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. During a period of net loss, all potentially dilutive securities are anti-dilutive. Accordingly, for the three and nine months ended July 31, 2017 and 2016, potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2017 and October 31, 2016. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2017 and October 31, 2016:

July 31, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$316,072	$—	$—	$316,072
Derivative Liability	1,444,670			1,444,670
Total	$1,760,742	$—	$—	$1,760,742

October 31, 2016:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$367,323	$—	$—	$367,323
Derivative Liability	1,248,689	—	—	1,248,689
Total	$1,616,012	$—	$—	$1,616,012

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

Cash and Cash Equivalents

For purposes of the Condensed Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2017 and October 31, 2016, the Company had no cash equivalents.

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

The detail composition of $384,936 in accrued wages with related parties as of July 31, 2017 is as follows: Johnny Falcones $126,840, Alberto Gomez $152,548 and John Sepulveda $105,548. This accrual covered services rendered by the employees for the period from April, 2016 through July 31, 2017 less payments made to such employees during the period.

Stock payable includes $1,929,200 to officers and directors of the company due to unissued shares earned on employment agreements.

In addition, John Sepulveda funded $10,000 to the Company for working capital during the year ended October 31, 2016 which remains outstanding together with advances, net of $102,070 from the spouse of the company’s Chief Executive Officer as of July 31, 2017.

(9)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	$321,260	(663,242)	—
Converted into stock or repaid	(709,896)	—	(375,888)
Amortization of debt discount	—	1,052,477	—
Interest accrued	—	—	404,205
July 31, 2017	$586,464	$(218,542)	$71,743

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

The following table summarized the convertible notes and activity in the nine months ended July 31, 2017:

For Nine Months Ended: July 31, 2017

Holders	Agreement Date	Maturity	Original Amount	Rate	Beginning Balance	Borrowings	Repayments	Conversion	Assignments	Ending Balance
Essex Global #1	4/6/2016	3/30/2017	$145,000	10%	145,000	16,218	—	(62,034)	(99,184)	—
EMS Find, Inc.	2/27/2017	3/31/2018	$100,000	10%	100,000	77,718	—	(69,923)	(53,795)	54,001
LG Capital #1	5/3/2016	5/3/2017	$78,750	10%	78,750	—	—	(77,940)	—	810
Cerberus #1	5/3/2016	5/3/2017	$78,750	10%	78,750	—	—	(39,745)	—	39,005
Green Tree #1	5/23/2016	5/23/2017	$50,000	12%	50,000	19,158	—	(69,158)	—	—
LG Capital #2	6/3/2016	6/3/2017	$78,750	10%	78,750	—	—	(26,575)	—	52,175
Cerberus #2	6/8/2016	6/8/2017	$78,750	10%	78,750	—	—	—	—	78,750
Collision Capital, LLC #1	7/1/2016	7/1/2017	$110,000	12%	110,000	92,523	—	(172,523)	—	30,000
Green Tree #2	7/1/2016	7/1/2017	$50,000	12%	50,000	—	—	(10,112)	(10,000)	29,888
Essex Global #2	7/19/2016	7/19/2017	$37,100	10%	37,100	—	—	(37,100)	—	—
DBL Group, Inc.	8/1/2016	8/1/2017	25,000	8%	25,000	20,000	—	(24,960)	(20,000)	40
Robert Rico	8/1/2016	8/1/2017	$25,000	8%	25,000	—	—	—	(25,000)	—
CrossOver Promotions	8/2/2016	8/2/2017	$35,000	8%	35,000	—	—	—	(35,000)	—
Hector Cruz	8/5/2016	8/5/2017	$25,000	8%	25,000	—	—	—	(15,000)	10,000
Collision Capital, LLC #2	8/4/2016	8/4/2017	$25,000	12%	25,000	10,499	—	(35,499)	—	—
Crown Bridge Partners	9/7/2016	9/7/2017	$45,000	8%	45,000	—	—	(45,000)	—	—
Mercedes Benitez	8/15/2016	8/15/2017	$13,000	8%	13,000	—	—	—	(13,000)	—
Green Tree #3	8/4/2016	8/4/2017	$25,000	12%	25,000	—	—	—	—	25,000
Green Tree #4	9/12/2016	9/12/2017	$50,000	12%	50,000	—	—	(42,500)	—	7,500
John Sepulveda	8/15/2016	On demand	$10,000	8%	10,000	—	—	—	—	10,000
J. Soleil	11/10/2016	On demand	$21,280	8%	—	125,190	(23,120)	—	—	102,070
GPL Ventures	1/25/2017	7/25/2017	$35,000	12%	—	—	(33,764)	(1,236)	35,000	—
Power Up Lending Group	1/3/2017	11/10/2017	$28,000	8%	—	42,000	—	(42,000)	—	—
Educational Group	1/26/2017	1/26/2018	$20,000	8%	—	51,500	—	(71,500)	20,000	—
Macro Services	1/26/2017	1/26/2018	$10,000	8%	—	26,050	—	(36,050)	10,000	—
L&H	1/2/2017	1/2/2018	$34,184	8%	—	1,000	—	(45,184)	44,184	—
Emerald Coast	1/27/2017	1/27/2018	$15,000	8%	—	—	—	(15,000)	15,000	—
GreenTree #5	10/28/2016	10/28/2017	$15,000	8%	—	—	—	(15,000)	15,000	—
Ke Li	10/28/2016	10/28/2017	$10,000	8%	—	—	—	(10,000)	10,000	—
Williams Holding Corp	3/1/2017	3/1/2018	$25,000	8%	—	—	—	(9,950)	25,000	15,050
Biz Development #1	3/20/2017	3/20/2018	$28,000	8%	—	12,300	—	(27,465)	28,000	12,836
Howard Schraub (Global)	3/27/2017	3/27/2018	$53,795	8%	—	8,890	—	(62,685)	53,795	—
George Harrison	3/15/2017	3/15/2018	$5,000	12%	—	5,000	—	—	—	5,000
Chonillo Law Group	5/2/2017	11/2/2017	$50,000	8%	—	50,000	—	—	—	50,000
Biz Development #2	5/5/2017	10/5/2017	$32,500	12%	—	32,500	—	—	—	32,500
Collision Capital #3	5/22/2017	5/22/2018	$40,000	15%	—	40,000	—	—	—	40,000
GreenTree #6	5/22/2017	5/22/2018	$40,000	15%	—	40,000	—	—	—	40,000
Integrated Ventures (EMS)	7/5/2017	7/5/2018	$50,000	10%	—	50,000	—	—	—	50,000
Howard Schraub #2	7/24/2017	7/24/2018	$45,760	10%	—	45,760	—	—	—	45,760
Howard Schraub #3	7/24/2017	7/24/2018	$20,000	8%	—				20,000	20,000
					1,085,100	766,306	(56,884)	(1,049,138)	5,000	750,384

(10)

NOTE 4 – CONVERTIBLE NOTES PAYABLE - CON’T

During the quarter ended July 31, 2017, the Company issued a total of $258,260 in new convertible debt, as follows:

Name	Date	Maturity Date	Amount	Rate
Chonillo Law Group	5/2/2017	11/2/2017	$50,000	8%
Biz Development #2	5/5/2017	10/5/2017	$32,500	12%
Collision Capital #3	5/22/2017	5/22/2018	$40,000	15%
GreenTree #6	5/22/2017	5/22/2018	$40,000	15%
Integrated Ventures (EMS)	7/5/2017	7/5/2018	$50,000	10%
Howard Schraub #2	7/24/2017	7/24/2018	$45,760	10%

The difference between the value of the derivative on the date of issuance and the note amounts is recorded as interest expense.

ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

Changes in Derivative Liabilities were as follows:

October 31, 2016	$1,248,689
Issuance of derivative	559,055
Conversion into stock or assignment	(1,459,101)
Extinguishment of debt	(10,590)
Change in fair value	1,106,617
July 31, 2017	$1,444,670

(11)

NOTE 5 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. All principal and interest was converted into common stock during the quarter ended April 30, 2017.

NOTE 6 - COMMON STOCK

During the three months ended July 31, 2017 the Company had the following common stock transactions:

•	44,350,000 shares previously issued on the conversion of notes payable were cancelled due to change in broker services. These will be reissued during the period ended October 31, 2017.

•	2,685,261,047 shares issued on the conversion of debentures payable (see Note 4).

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 7 – STOCK ISSUABLE

Common stock issuable consists of shares payable under employment contracts with officers of the Company valued at $1,929,200 and a consulting contract valued at $1,150,000. Common stock issuable was $3,079,200 and $512,400 as of July 31, 2017 and October 31, 2016.

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

The Essex Note, which is due on March 30, 2017, bears interest at the rate of 10% per annum. All principal and accrued interest on the Note was convertible at any time into shares of our common stock at the election of Essex at a conversion price for each share of Common Stock equal to 55% of the lowest reported trading price of the Company’s common stock for the twenty prior trading days including the day upon which the conversion notice is received us or our transfer agent. The conversion price discount will be decreased to 45% if the Company experiences a DTC "chill" on its shares. If we are not current within ninety days from the date of the Note, the conversion discount will increase by 20%, so that the conversion price would be 35% of the trading price as calculated above.

(14)

We have the right to prepay the Essex Note during the first six months following the date of issuance of the Essex Note with a premium of up to 135% of all amounts owed to Essex, including default interest, depending upon when the prepayment is effectuated. The Essex Note may not be redeemed after 180 days.

The Essex Note contains default events which, if triggered and not timely cured, will result in default interest and penalties. As of July 31, 2017, the Essex Note was paid in full.

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

Plan of Operation

As of July 31, 2017 we had a working capital deficiency of $2,604,275, had small revenues from subscription in amount of $3,000, and have an accumulated deficit of $20,127,709.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any material revenues or profits.

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

Results of Operations

Revenues

We had revenues from subscription in amount of $3,000 for the three and nine months ended July 31, 2017, compared to zero revenues during the comparative periods in 2016.

(15)

Operating Expenses

For the three and nine months ended July 31, 2017, we incurred operating expenses in the amounts of $3,399,126 and $12,898,247, respectively. We incurred operating expenses in the amounts of $1,373,239 and $2,494,258, respectively during the three and nine months ended July 31, 2016. Our operating expenses were comprised of: (i) consulting services expenses of $3,032,214 and $3,064,519 for the three and nine months ended July 31, 2017, respectively (ii) general and administrative expenses of $268,816 and $526,354 for the three and nine months ended July 31, 2017, respectively, and (iii) wage expenses of $98,096 and $9,307,374 for three and nine months ended July 31, 2017, respectively. Comparatively, our operating expenses were comprised of: (i) consulting services expenses of $791,355 and $1,771,912 for the three and nine months ended July 31, 2016, respectively (ii) general and administrative expenses of $360,346 and $410,821 for the three and nine months ended July 31, 2016, respectively, and (iii) wage expenses of $221,538 and $311,525 for three and nine months ended July 31, 2016, respectively.

Net Loss

Our net loss for the three and nine months ended July 31, 2017 was $4,748,293 and $15,374,230, respectively, compared to net losses of $1,993,665 and $3,127,542 for the three and nine months ended July 31, 2016. The increase in net loss was the result of the increase in compensation and above mentioned costs. During the three and nine months ended July 31, 2017, we also incurred losses of $855,689 and $1,106,617, respectively, on changes of the derivative liability, compared to gain of $72,940 on changes of the derivative liability during the three and nine months ended July 31, 2016. In addition, we had interest expenses of $196,155 and $1,083,053 during the three and nine months ended July 31, 2017, compared to interest expenses of $693,366 and $706,224 during the three and nine months ended July 31, 2016.

Liquidity and Capital Resources

As of July 31, 2017, we had cash of $40,615. As of October 31, 2016, we had cash of $385.

Net cash used in operating activities was $395,100 and $577,559 for the nine months ended July 31, 2017 and 2016, respectively. The net cash used in operations was principally attributable to net losses of $15,374,230 and $3,127,542 during the nine months ended July 31, 2017 and 2016, respectively, offset principally by amortization of debt discount of $1,052,477 and $95,728, amortization expense of $5,172 and $3,349, common shares issued for services of $12,279,796 and $1,916,161, increase in accounts payable by $197,618 and $39,116, and increase in accrued expenses by $205,029 and $45,189 in such same periods, respectively. Loss of settlement of debt of $289,313 and -0-, in such same periods, respectively.

Cash flows used for investing activities were $-0- during the nine months ended July 31, 2017, compared to net cash of $171,504 used in investing activities during the nine months ended July 31, 2016, which was solely as a result of the effects of the reverse merger.

Cash flows provided by financing activities were $435,330 and $763,430 for nine months ended July 31, 2017 and 2016, respectively. Positive cash flows from financing activities during the nine months ended July 31, 2017 were due primarily to proceeds from related party payable of $102,070, proceeds from sales of common stock and convertible notes in amount of $12,000 and $321,260, respectively. Positive cash flows from financing activities during the nine months ended July 31, 2016 were solely due to proceeds from convertible notes in amount of $763,430.

We have small revenues from subscription in amount of $3,000 for the three and nine months ended July 31, 2017, and have four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2017 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

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

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 8 of Regulation S-X, we are not required to provide information required by this Item.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the three and nine months ended July 31, 2017 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 8 of Regulation S-X, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

** Filed herewith

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2017	VIVA ENTERTIANMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(19)