Form 10-Q/A
period 2017-07-31
Viva Entertainment Group Inc.
filed 2017-11-29
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☒

As of November 29, 2017, 3,972,154,060 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2017 (the “Original 10-Q”) of Viva Entertainment Group, Inc. to increase convertible debt and derivative liabilities due to a single note payable, which was inadvertently omitted in the Original 10Q. As a result, the total liabilities was increased $74,667 as of July 31, 2017, and the net loss was increase by $74,667 for the three and nine months ended July 31, 2017, respectively.

Accordingly, the section of Management’s Discussion and Analysis related to net losses during the three and nine months ended July 31, 2017 was updated for such changes. Other than that, this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(2)

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

July 31, 2017

(3)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	July 31, 2017	October 31, 2016
	(Unaudited)
	( Restated )
ASSETS

Current Assets
Cash	$40,615	$385
Total Current Assets	40,615	385

Other Assets
Software, net of amortization of $12,303 and $7,131	56,250	61,422
Total Other Assets	56,250	61,422
Total Assets	$96,865	$61,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$263,549	$189,024
Accrued Interest	71,587	43,426
Accrued Salary and Wages	384,936	148,242
Notes Payable	51,850	100,000
Related Party Payable	112,070	—
Convertible Notes Payable, net of discount	336,419	367,323
Derivative Liability	1,499,146	1,248,689
Total Current Liabilities	2,719,557	2,096,704

Stockholders’ Deficit

Common Stock (6,900,000,000 shares authorized, par value 0.00001, 3,912,154,060 and 130,166,696 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively)	39,122	1,302
Stock issuable	3,079,200	512,400
Additional paid-in capital	14,461,362	2,204,879
Accumulated deficit	(20,202,376)	(4,753,478)
Total Stockholders’ Deficit	(2,622,692)	(2,034,897)
Total Liabilities and Stockholders’ Deficit	$96,865	$61,807

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

VIVA ENTERTAINMENT GROUP INC. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended July 31, 2017	For the Three Months Ended July 31, 2016	For the Nine Months Ended July 31, 2017	For the Nine Months Ended July 31, 2016
	(Restated)		(Restated)
Revenues
Subscriptions	$3,000	$—	$3,000	$—
Total Revenues	3,000	—	3,000	—

Operating Expenses
Consulting services	3,032,214	791,355	3,064,519	1,771,912
General and administrative	268,816	360,346	526,354	410,821
Wages	98,096	221,538	9,307,374	311,525
Total operating expenses	3,399,126	1,373,239	12,898,247	2,494,258

Loss from operations	(3,396,126)	(1,373,239)	(12,895,247)	(2,494,258)

Other expense
Gain on settlement of debt	(300,323)	—	(289,313)	—
Gain/(Loss) on change in derivative liability	(894,165)	72,940	(1,145,093)	72,940
Interest expense	(232,346)	(693,366)	(1,119,244)	(706,224)
Total other expense	(1,426,834)	(620,426)	(2,553,650)	(633,284)

Net Loss	$(4,822,960)	$(1,993,665)	$(15,448,897)	$(3,127,542)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding	2,686,505,096	122,264,196	1,221,450,275	92,786,575

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows
For the Nine Months Ended July 31, 2017 and 2016
(Unaudited)

	2017	2016
	(Restated)
Operating Activities
Net loss	$(15,448,897)	$(3,127,542)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	5,172	3,349
Amortization of debt discount	1,052,784	95,728
Shares previously retired	(444)	—
Derivative expense	1,145,093	(519,620)
Loss on settlement of debt	289,313	—
Penalties incurred on unpaid debt	(120,408)	—
Common stock issued and payable for services	12,279,796	1,916,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	197,618	39,116
Accrued expenses	204,873	45,189
Other assets	—	(69,270)
Net Cash Used in Operating Activities	(395,100)	(577,559)
Investing Activities
Effect of reverse merger	—	(171,504)
Net Cash Used in Investing Activities	—	(171,504)
Financing Activities
Net proceeds from issuance of related party payable	102,070	—
Proceeds from sale of common stock	12,000	—
Proceeds from issuance of convertible notes	321,260	763,430
Net Cash From Financing Activities	435,330	763,430
Increase in Cash	40,230	14,367
Cash - Beginning of Period	385	—
Cash - End of Period	$40,615	$14,367
Supplemental Disclosure of Cash Flow Information
Stock issued on conversion of debt, interest and penalties	$1,100,060	$—
Derivative adjustment from debt extinguishment	10,590	—
Derivative settlement	1,459,101	—
Discount from derivative issuance	575,055	—
Stock issued for debt discount	—	100,000
Beneficial Conversion Feature	—	35,000
Stock issued for debt discount - derivative	—	1,119,560
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of July 31, 2017, the Company has a working capital deficiency and has an accumulated deficit of $20,202,376.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its un-audited financial statement for the period ended July 31, 2017 to account for a correction to convertible notes previously issued and outstanding but underreported in the previously filed financial statements. The table below highlights the material changes to the financial statements:

Balance Sheet as of July 31, 2017 –

	Balance Per Adjusted Statements	Adjustments		Balance Previously Reported

Total Assets	$96,865		-	$96,865
Convertible Notes Payable	$336,419	$20,347	(1)	$316,072
Accrued Interest	$71,587	$(156)	(2)	$71,743
Derivative Liability	$1,499,146	$54,476	(3)	$1,444,670
Total Liabilities	$2,719,557	$74,667		$2,644,890
Accumulated Deficit	$(20,202,376)	$(74,667)	(6)	$(20,127,709)

For the three months ended July 31, 2017 –

	Balance Per Audited Statements	Adjustments		Balance Previously Reported
Change Fair Value of Derivative Liability	$(894,165)	$(38,476)	(4)	$(855,689)
Interest Expense	$(232,346)	$(36,191)	(5)	$(196,155)
Net Loss	$(4,822,960)	$(74,667)		$(4,748,293)

For the nine months ended July 31, 2017 –

	Balance Per Audited Statements	Adjustments		Balance Previously Reported

Change Fair Value of Derivative Liability	$(1,145,093)	$(38,476)	(4)	$(1,106,617)
Interest Expense	$(1,119,244)	$(36,191)	(5)	$(1,083,053)
Net Loss	$(15,448,897)	$(74,667)		$(15,374,230)

1)	Change in convertible notes payable represents a correction to notes previously issued and outstanding but underreported in the previously filed financial statements.
2)	Accrued interest adjustment reflects the impact of recording the corrected convertible note payable amount.
3)	Change in derivative liability reflects the impact of recording the corrected convertible note payable amount.
4)	Change in the fair value of derivative liability reflects the impact of revaluing the derivative liability following the correction to convertible notes payable.
5)	Change in interest expense reflects amount of derivative expense recorded on the correction of the convertible note payable.
6)	Change in accumulated deficit reflects the aggregate impact of the adjustments to the company’s profit and loss for the periods presented.

(7)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2017 and October 31, 2016:

July 31, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$336,419	$—	$—	$336,419
Derivative Liability	1,499,146			1,499,146
Total	$1,835,565	$—	$—	$1,835,565

October 31, 2016:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net	$367,323	$—	$—	$367,323
Derivative Liability	1,248,689	—	—	1,248,689
Total	$1,616,012	$—	$—	$1,616,012

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued Interest
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	$305,450	(679,242)	—
Converted into stock or repaid	(709,896)	—	(375,888)
Amortization of debt discount	—	1,052,784	—
Interest accrued	—	—	404,049
July 31, 2017	$570,654	$(234,235)	$71,587

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

(10)

NOTE 5 – CONVERTIBLE NOTES PAYABLE - CON’T

The following table summarized the convertible notes and activity in the nine months ended July 31, 2017:

For Nine Months Ended: July 31, 2017

Holders	Agreement Date	Maturity	Original Amount	Rate	Beginning Balance	Borrowings	Repayments	Conversion	Assignments	Ending Balance
Essex Global #1	4/6/2016	3/30/2017	$145,000	10%	145,000	16,218	—	(62,034)	(99,184)	—
EMS Find, Inc.	2/27/2017	3/31/2018	$100,000	10%	100,000	77,718	—	(69,923)	(53,795)	54,001
LG Capital #1	5/3/2016	5/3/2017	$78,750	10%	78,750	—	—	(77,940)	—	810
Cerberus #1	5/3/2016	5/3/2017	$78,750	10%	78,750	—	—	(39,745)	—	39,005
Green Tree #1	5/23/2016	5/23/2017	$50,000	12%	50,000	19,158	—	(69,158)	—	—
LG Capital #2	6/3/2016	6/3/2017	$78,750	10%	78,750	—	—	(26,575)	—	52,175
Cerberus #2	6/8/2016	6/8/2017	$78,750	10%	78,750	—	—	—	—	78,750
Collision Capital, LLC #1	7/1/2016	7/1/2017	$110,000	12%	110,000	92,523	—	(172,523)	—	30,000
Green Tree #2	7/1/2016	7/1/2017	$50,000	12%	50,000	—	—	(10,112)	(10,000)	29,888
Essex Global #2	7/19/2016	7/19/2017	$37,100	10%	37,100	—	—	(37,100)	—	—
DBL Group, Inc.	8/1/2016	8/1/2017	25,000	8%	25,000	25,000	—	(24,960)	(25,000)	40
Robert Rico	8/1/2016	8/1/2017	$25,000	8%	25,000	—	—	—	(25,000)	—
CrossOver Promotions	8/2/2016	8/2/2017	$35,000	8%	35,000	—	—	—	(35,000)	—
Hector Cruz	8/5/2016	8/5/2017	$25,000	8%	25,000	—	—	—	(15,000)	10,000
Collision Capital, LLC #2	8/4/2016	8/4/2017	$25,000	12%	25,000	10,499	—	(35,499)	—	—
Crown Bridge Partners	9/7/2016	9/7/2017	$45,000	8%	45,000	—	—	(45,000)	—	—
Mercedes Benitez	8/15/2016	8/15/2017	$13,000	8%	13,000	—	—	—	(13,000)	—
Green Tree #3	8/4/2016	8/4/2017	$25,000	12%	25,000	—	—	—	—	25,000
Green Tree #4	9/12/2016	9/12/2017	$50,000	12%	50,000	—	—	(42,500)	—	7,500
GPL Ventures	1/25/2017	7/25/2017	$36,000	12%	—	—	(34,764)	(1,236)	36,000	—
Power Up Lending Group	1/3/2017	11/10/2017	$28,000	8%	—	42,000	—	(42,000)	—	—
Educational Group	1/26/2017	1/26/2018	$20,000	8%	—	51,500	—	(71,500)	20,000	—
Macro Services	1/26/2017	1/26/2018	$10,000	8%	—	26,050	—	(36,050)	10,000	—
L&H	1/2/2017	1/2/2018	$34,184	8%	—	1,000	—	(45,184)	44,184	—
Emerald Coast	1/27/2017	1/27/2018	$15,000	8%	—	—	—	(15,000)	15,000	—
GreenTree #5	10/28/2016	10/28/2017	$15,000	8%	—	—	—	(15,000)	15,000	—
Ke Li	10/28/2016	10/28/2017	$10,000	8%	—	—	—	(10,000)	10,000	—
Williams Holding Corp	3/1/2017	3/1/2018	$25,000	8%	—	—	—	(9,950)	25,000	15,050
Biz Development #1	3/20/2017	3/20/2018	$28,000	8%	—	12,300	—	(27,465)	28,000	12,836
Howard Schraub	3/27/2017	3/27/2018	$53,795	8%	—	8,890	—	(53,750)	44,860	—
Global Opportunity	6/30/2017	6/30/2017	$8,935	8%	—	—	—	(8,935)	8,935	—
George Harrison	3/15/2017	3/15/2018	$5,000	12%	—	5,000	—	—	—	5,000
Chonillo Law Group	5/2/2017	11/2/2017	$50,000	8%	—	50,000	—	—	—	50,000
Biz Development #2	5/5/2017	10/5/2017	$32,500	12%	—	32,500	—	—	—	32,500
Collision Capital #3	5/22/2017	5/22/2018	$40,000	15%	—	40,000	—	—	—	40,000
GreenTree #6	5/22/2017	5/22/2018	$40,000	15%	—	40,000	—	—	—	40,000
Integrated Ventures (EMS)	7/5/2017	7/5/2018	$50,000	10%	—	50,000	—	—	—	50,000
Howard Schraub #2	7/24/2017	7/24/2018	$45,760	10%	—	45,760	—	—	—	45,760
Howard Schraub #3	7/24/2017	7/24/2018	$36,000	10%	—				36,000	36,000
					1,085,100	771,306	(57,884)	(1,049,138)	17,000	766,384

(11)

NOTE 5 – CONVERTIBLE NOTES PAYABLE - CON’T

During the quarter ended July 31, 2017, the Company issued a total of $258,260 in new convertible debt, as follows:

Name	Date	Maturity Date	Amount	Rate
Chonillo Law Group	5/2/2017	11/2/2017	$50,000	8%
Biz Development #2	5/5/2017	10/5/2017	$32,500	12%
Collision Capital #3	5/22/2017	5/22/2018	$40,000	15%
GreenTree #6	5/22/2017	5/22/2018	$40,000	15%
Integrated Ventures (EMS)	7/5/2017	7/5/2018	$50,000	10%
Howard Schraub #2	7/24/2017	7/24/2018	$45,760	10%

The difference between the value of the derivative on the date of issuance and the note amounts is recorded as interest expense.

ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

Changes in Derivative Liabilities were as follows:

October 31, 2016	$1,248,689
Issuance of derivative	575,055
Conversion into stock or assignment	(1,459,101)
Extinguishment of debt	(10,590)
Change in fair value	1,145,093
July 31, 2017	$1,499,146

(12)

NOTE 6 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. All principal and interest was converted into common stock during the quarter ended April 30, 2017.

In addition, John Sepulveda, a related party of the Company, funded $10,000 to the Company for working capital during the year ended October 31, 2016 which remains outstanding together with advances, net of $102,070 from the spouse of the company’s Chief Executive Officer as of July 31, 2017. Both notes were due on demand with interest at a rate of 8% per annum.

NOTE 7 - COMMON STOCK

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

NOTE 8 – STOCK ISSUABLE

Common stock issuable consists of shares payable under employment contracts with officers of the Company valued at $1,929,200 and a consulting contract valued at $1,150,000. Common stock issuable was $3,079,200 and $512,400 as of July 31, 2017 and October 31, 2016.

NOTE 9 – SUBSEQUENT EVENTS

In October 2017, the Company entered into an exchange agreement with Williams Holding Corp. pursuant to which 60,000,000 shares of common stock were issued in exchange for the cancellation of a $25,000 note payable previously issued to Robert Rico on August 1, 2016 for services and later assigned to Williams Holding.

(13)

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

(14)

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

(15)

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

Plan of Operation

As of July 31, 2017 we had a working capital deficiency of $2,622,692, had small revenues from subscription in amount of $3,000, and have an accumulated deficit of $20,202,376.

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

(16)

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

Net Loss

Our net loss for the three and nine months ended July 31, 2017 was $4,822,960 and $15,448,897, respectively, compared to net losses of $1,993,665 and $3,127,542 for the three and nine months ended July 31, 2016. The increase in net loss was the result of the increase in compensation and above mentioned costs. During the three and nine months ended July 31, 2017, we also incurred losses of $894,165 and $1,145,093, respectively, on changes of the derivative liability, compared to gain of $72,940 on changes of the derivative liability during the three and nine months ended July 31, 2016. In addition, we had interest expenses of $232,346 and $1,119,244 during the three and nine months ended July 31, 2017, compared to interest expenses of $693,366 and $706,224 during the three and nine months ended July 31, 2016.

Liquidity and Capital Resources

As of July 31, 2017, we had cash of $40,615. As of October 31, 2016, we had cash of $385.

Net cash used in operating activities was $395,100 and $577,559 for the nine months ended July 31, 2017 and 2016, respectively. The net cash used in operations was principally attributable to net losses of $15,448,897 and $3,127,542 during the nine months ended July 31, 2017 and 2016, respectively, offset principally by amortization of debt discount of $1,052,784 and $95,728, amortization expense of $5,172 and $3,349, common shares issued for services of $12,279,796 and $1,916,161, increase in accounts payable by $197,618 and $39,116, and increase in accrued expenses by $204,873 and $45,189 in such same periods, respectively. Loss of settlement of debt of $289,313 and -0-, in such same periods, respectively.

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

(17)

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

Subsequent Events

In October 2017, the Company entered into an exchange agreement with Williams Holding Corp. pursuant to which 60,000,000 shares of common stock were issued in exchange for the cancellation of a $25,000 note payable previously issued to Robert Rico on August 1, 2016 for services and later assigned to Williams Holding.

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

Dated: November 29, 2017	VIVA ENTERTIANMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(20)