Form 10-K
period 2017-10-31
Viva Entertainment Group Inc.
filed 2018-05-07
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2017

Or

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 333-163815

VIVA ENTERTAINMENT GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of organization)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2017 was $2,984,806.

As of May 4, 2018, 5,021,676,602 shares of common stock, $0.00001 par value per share, were outstanding.

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

Internet Protocol Television (IPTV/OTT) is a system through which television services are delivered using the Internet protocol suite over a network such as the Internet, instead of being delivered through traditional terrestrial, satellite signal, and cable television formats.

IPTV services may be classified into three main groups: 1) Live television, with or without interactivity related to the current TV show; 2) Time-shifted television: catch-up TV (replays a TV show that was broadcast hours or days ago), start over TV (replays the current TV show from its beginning); 3) Video On Demand (VOD): browse a catalog of videos, not related to TV programming.

A Content Delivery Network (CDN) is an interconnected system of computers on the Internet that provides Web content rapidly to numerous users by duplicating the content on multiple servers and directing the content to users based on proximity. CDNs are used by Internet Service Providers (ISPs) to deliver static or dynamic Web pages but the technology is especially well suited to streaming audio, video, and Internet Television ( IPTV ) programming Over-The-Top (OTT) content, describes broadband delivery of video and audio without a multiple system operator being involved in the control or distribution of the content itself. Consumers can access OTT content through internet-connected devices such as PCs, laptops, tablets, smart phones including iPhones and Droid phones, set-top boxes, Smart TVs and gaming consoles.

(4)

Platform:

The company’s subscription offering provides the components and systems to build up a CDN and along with Viva Middleware (the heart of the system), allows the provision of IPTV (Live and VOD) and other value added services, no matter the type of network (managed or unmanaged) or the number of subscribers.

Middleware:

Interactive TV Middleware is a multi service delivery platform (MSDP), providing converged and interactive IPTV services for the ISP, Telco, Cable and Campus/Hospitality market. The platform enables end users to enjoy rich multimedia services any time - any place. Services can be delivered over IP, DVB-C/T/S or 3G/4G access networks using several different devices in managed network or Over The Top, via open Internet. In addition, this innovative approach enables third parties to develop attractive first or second screen applications on different devices like PC, mobile phones, tablets, Smart TV sets or various STB devices.

Competitive Edge:

The platform represents the heart of the IPTV ecosystem, enabling service providers to accomplish attractive visual and functional differentiation of their IPTV service. Agile development allows service providers quick response to competitive market conditions. The company's main competitive advantages are field proven application platform, platform openness and flexibility, unique bouquet of IPTV converged multimedia services and customizable, responsive and graphics-rich user interface. Pay as you grow approach enables service providers to start slowly and extend the system according to the actual growth of the subscriber base. The platform comes with comprehensive system management module, which enables total control over operational parameters and central customer, device and service provisioning. The company enables the service provider to manage its video, audio and information assets and to offer these assets within reliable and compelling platform. It offers a rich information support for Live TV service with customizable channel list and e-program guide in various shapes. TV channel recording functionality is available in various flavors to satisfy user's needs and lifestyle: program recording, Time-shifting, Pause Live TV and Instant TV recording. Middleware is offered as a standalone solution, as the most important building block for the complete end to end IPTV solution, whether in the multicast, DVB or Over the Top environment.

The company's IPTV solution is based on the best of breed components and solutions from the leading vendors in the IPTV world that have been proven in many wide and varied cases and environments in the past. End-2-End solutions designed by the company are based on the Open Standards Systems and Standards adopted in the DVB and IP world.

Distribution

Our company operates three main specific segments of business.  They are the following:  (1) Broadcast and Digital Content Syndication to media distribution affiliated companies; (2) Direct-To-Consumer content subscription and on demand content services; (3) Consumer Electronic Subscription Sales that are company branded and sold to engaged customers on our owned and/or affiliated media platforms to ensure an enhanced audience participation experience.  Each are dependent on some common variables including brand recognition and reinforcement, ability to adequately market our services, and the continued use of available technology tools to enable efficient growth and management of the business.  We operate and derive revenues for the aforementioned areas of businesses mentioned herein as follows:

(1) Broadcast and Digital Content Syndication:

a.     This business relies on the continued increase of content offerings into the marketplace offered to media companies in both the broadcast and digital media space

b.     There’s a heavy reliance factor on the levels of audience, customer engagements, and ratings that determine the levels of participation that our content has

c.     The successful sale of advertising associated with our syndicated content depends to the aforementioned levels of active consumer engagements with our media affiliated partners

d.     Part of the business model is to license the content to these media entities that become our content affiliates

e.     The company will derive revenue from the sale of advertising offerings that are directly associated with the content subscription being syndicated to these media affiliated entities

(5)

(2) Direct-To-Consumer Content Subscription and On Demand Content Services:

a.     This business relies on the successful completion and launch of our company’s own content software application.

b.     The application branded as, “Oi2” is being engineered to be a full cross-platform accessible software application that will be made available on most mobile devices, media enabled set-top boxes and connected devices, as well as, other available distribution outlets in an effort to accommodate various consumer behaviors as it relates to content consumption

c.     The company has secured affiliation agreements to provide a wide offering of content subscription available to consumers including but not limited to live and linear broadcast and cable television networks, on demand prime time television shows, pay-per-view and purchase options for an estimated 7,000+ Hollywood films/movies, and hundreds of audio channels in a wide variety of genres and formats.

d.     The content subscription offerings for this business derives revenues from active consumer subscriptions of content, as well as, per instance or pay-per-view and on demand offerings that require the consumer to pay using a bank credit or debit card per transaction

(3)  Consumer Electronic Subscription Sales:

a.     This part of the business is based on a joint venture with third party partners under our JV with Oi2

b.     The third party partner owns and controls a consumer electronics sourcing company that provides electronic consumer goods to certain retail store chains and e-commerce sales outlets

c.     The joint venture agreement allows for the company to open e-commerce stores on its own consumer directed media software applications and/or third party affiliated distribution partner platforms

d.     Once launched revenues will be derived from the sales of consumer electronics subscription for a revenue share of the sales (after manufacturing, sourcing, shipping, and other related expenses are accounted for).

Growth Strategy

The company has a multifaceted approach to marketing its services and offerings.   These are mainly based on the business unit:

(1) Broadcast and Digital Content Syndication:

a.     The company engages in direct calls to prospective media affiliated partners using its in-house staff of affiliate sales and affiliate relations personnel

b.     The company markets on a regular basis most of its content offerings via industry targeted bulk email offerings or participation in industry related trade shows and sponsored events

c.     The company also brings market awareness of its content services and offerings using widely distributed press releases to known industry related trade publishers

(6)

(2) Direct-To-Consumer Content Subscription and On Demand Content Services:

a.     The company plans to utilize unsold media inventory from its broadcast and digital content syndication business to promote the Oi2 App brand awareness and content subscription offerings in an aim to drive audiences to download or seek the application in the device of their choosing

b.     The company also plans to leverage its existing relationships with industry media affiliated partners that desire to bring awareness of their own content offerings in our  App thus driving their consumer base to actively be incentive to download or seek the application in the device of their choosing

c.     The company is currently actively in deployment of a social media marketing initiative to bring awareness and drive incentives to consumers to actively download or seek the application in the device of their choosing

d.     The company is currently working with a certain increasing number of “social media influencers” or well-known talents that have been incentivized by the company to provide them with their own space to feature their branded content on our App.  As such their main task is to drive their social media followers to actively pursue their respective featured content on our App thus aiding in the increase of consumer downloads of the app and active user engagements

(3) Consumer Electronic Subscription Sales:

a.     The company plans to utilize unsold media inventory from its broadcast and digital content syndication business to promote our App Consumer Electronic Subscriptions brand awareness and content subscription offerings in an aim to drive audiences to download or seek the application in the device of their choosing

b.     The company also plans to leverage its existing relationships with industry media affiliated partners that desire to bring awareness of their own content offerings in our App Consumer Electronic Subscription thus driving their consumer base to actively be incentive to download or seek the application in the device of their choosing

c.     The company is currently actively in deployment of a social media marketing initiative to bring awareness and drive incentives to consumers to actively download or seek the application in the device of their choosing

Competition, competitive position in the industry, and methods of competition

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

(2) Ongoing industry relations with key companies and their respective executives to facilitate increase of affiliate relations

(3) Tenure in the marketplace with key advertising clients

(4) Certification as a minority-majority owned media company through our Oi2 Venture

(5) Upgrading our technology at all times

(7)

Patents and Intellectual Property/Trademarks/Licenses/Franchises

We do not currently own any patents.  We will apply for certain patents in the near future in respects to a proprietary content delivery and monetization platform that we have been developing.  We currently own two major trademarks through our JV. One is the exclusive use of the “Oi2” name.  The second is our faith and family friendly content brand known as, “ALMA.”  We are not a party to any license, royalty or franchise agreements at this time.

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

Research and Development

Since our inception, we have been actively investing in software and technology solutions that will enable better content deployment efficiencies, best practices for the sale of advertising, and increase of our integrity and accountability to our advertising clients.

Employees and Employee Agreements

The officers and directors of the company come with a long encompassing history and resume of management in media related ventures.

The Company employs a total of eight individuals, of which two are executives, the remaining are involved in sales and operations.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Headquarters and Administration Offices

The Company’s operations are currently being conducted out of the Company’s offices located at 2525 Ponce de Leon Blvd, Suite 300, Coral Gables, Florida 33134. The Company’s office space is being rented for a price of $4,000 per month.  The Company considers the current principal office space to be adequate and will reassess its needs based upon the future growth of the Company.

(8)

ITEM 3. LEGAL PROCEEDINGS.

The Company has been involved in a protracted dispute with one of its creditors regarding the conversion of notes payable, applicable penalties and interest. As a result, the Company is the subject of a lawsuit filed in December 2017 in New York. Management believes that all obligations to the creditor have been met and that additional claims are usurious and unjustified. The Company has recorded a liability of $55,175 in Convertible Notes Payable for the value of the notes the creditor considers outstanding and has recorded an additional $150,000 in accrued expenses to account for the potential exposure in the event either a settlement is reached or the Company loses in litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine Safety and Health Administration Regulations

This section no longer applies since we now operate in the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

(9)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Public Market for Common Stock

Our common stock, par value $.00001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “OTTV”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Price range of common stock

	High Close	Low Close

Fiscal Year Ended October 31, 2017
1st Quarter	$.030	$.0020
2nd Quarter	$.005	$.0005
3rd Quarter	$.009	$.0003
4th Quarter	$.006	$.0014

Fiscal Year Ended October 31, 2016
1st Quarter	$.045	$.052
2nd Quarter	$.15	$.035
3rd Quarter	$.12	$.04
4th Quarter	$.099	$.005

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

Holders of Common Stock

We have 60 record holders of our common stock as of May 4, 2018.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

On December 17, 2017, the Company filed an S-8 registration for an employee stock option plan. At present, the registration is active once filed and is currently in use by the Company as an incentive to issue common stock upon exercise of options to employees, directors, officers, consultants, advisors and other persons associated with the Company pursuant to the Stock Plan. Moreover, according to the Stock Plan, common stock may be issued and the beneficiary will have the ability to use his or her shares immediately, without the usual 6-month restriction. The plan was approved by the Board of Directors of the Company and is intended to provide a method whereby the Company may be stimulated by the personal involvement of its employees, directors, officers, consultants, advisors and other persons in the Company’s business and future prosperity, thereby advancing the Company’s interests and all of its shareholders. A copy of the Stock Plan has been filed with the SEC.

Registration Rights

We have not granted registration rights to any shareholders or to any other persons.

(10)

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Information Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Information Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Information Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

(11)

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

Plan of Operation

As of October 31, 2017 we had a working capital deficiency of $2,955,249, had small revenues from content subscriptions in amount of $27,125, and have an accumulated deficit of $21,034,249.

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

(12)

Results of Operations

Comparison of the years ended October 31, 2017 and 2016

The following table presents the statement of operations for the year ended October 31, 2017 as compared to the year ended October 31, 2016. The discussion following the table is based on these results.

	Fiscal Year Ended October 31, 2017	Fiscal Year Ended October 31, 2016

Revenues	$27,125	$—

Operating Expenses

Consulting services	$2,749,414	$2,743,585
Content	356,287	150,000
Professional Fees	53,563	120,538
General and administrative	1,015,518	375,906
Wages	9,411,831	525,480
Loss from Operations	(13,559,488)	(3,915,509)

Total Other Expense	(2,721,282)	(836,469)
Net Loss	$(16,280,770)	$(4,751,978)

Revenues

We had revenues from content subscriptions in amount of $27,125 for the year ended October 31, 2017, compared to zero revenues during the comparative periods in 2016.

Operating Expenses

For the year ended October 31, 2017, we incurred operating expenses in the amounts of $13,586,613, compared to the operating expenses in the amounts of $3,915,509 in 2016. Our operating expenses were comprised of: (i) consulting services expenses of $2,749,414 and $2,743,585 for the years ended October 31, 2017 and 2016, respectively (ii) content expenses of $356,287 and $150,000 for the years ended October 31, 2017 and 2016, respectively (iii) professional fees of $53,563 and $120,538 for the years ended October 31, 2017 and 2016, respectively (iv) general and administrative expenses of $1,015,518 and $375,906 for the years ended October 31, 2017 and 2016, respectively, and (v) wage expenses of $9,411,831 and $525,480 for the years ended October 31, 2017 and 2016, respectively.

Net Loss

Our net loss for the years ended October 31, 2017 and 2016 was $16,280,770 and $4,751,978, respectively. The increase in net loss was the result of the increase in compensation and above mentioned costs. During the for the year ended October 31, 2017, we also incurred losses of $403,864 on changes of the derivative liability, compared to gain of $482,737 on changes of the derivative liability during the year ended October 31, 2016. In addition, we had interest expenses of $1,988,515 and loss on settlement of debt in amount of $328,903 during the year ended October 31, 2017, compared to interest expenses of $1,319,206 during the year of 2016.

(13)

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Liquidity and Capital Resources

As of October 31, 2017 and 2016, we had cash of $2,682 and $385, respectively. Current liabilities exceeded current assets by $2,955,249 at October 31, 2017, which included derivative liabilities of $1,463,047, accrued salaries due to officers of $439,343, net convertible debt of $514,402, related party payable of $66,070, and accounts payable and accrued expenses of $413,549. Other long term assets consisted of capitalized software development costs of $54,518, net of accumulated amortization.

Net cash used in operating activities was $1,076,925 and $620,211 for the years ended October 31, 2017 and 2016, respectively. The net cash used in operations was principally attributable to net losses of $16,280,770 and $4,751,978 during the years ended October 31, 2017 and 2016, respectively, offset principally by amortization of debt discount of $1,335,747 and $367,323, amortization expense of $6,904 and $7,131, common shares issued for services of $12,279,795 and $2,743,585, and increase in accounts payable by $407,180 and $340,692, other assets -0- and $68,553, in such same periods, respectively. Loss of settlement of debt of $328,903 and -0-, in such same periods, respectively.

Cash flows used for investing activities were $-0- during the year ended October 31, 2017, compared to net cash of $171,504 used in investing activities during the year ended October 31, 2016, which was solely a result of the effects of the reverse merger.

Cash flows provided by financing activities were $1,079,222 and $792,100 for the years ended October 31, 2017 and 2016, respectively. Positive cash flows from financing activities during the year ended October 31, 2017 were due primarily to proceeds from related party payable of $89,190, proceeds from sales of common stock and convertible notes in amount of $12,000 and $1,026,202, respectively. Positive cash flows from financing activities during year ended October 31, 2016 were due primarily to proceeds from related party payable of $40,000, notes payable of $100,000 and proceeds from convertible notes in amount of $652,100.

We have small revenues from subscription in amount of $27,125 for the year ended October 31, 2017, and have four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2018 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Future Contractual Obligations and Commitment

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities.

As of the date of this prospectus, we have no future contractual obligations or commitments.

(14)

Off-Balance Sheet Arrangements

As of the date of this prospectus, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of additional stock compensation expense and paid-in capital for all periods in fiscal year 2016. Additional amendments to the recognition of excess tax benefits, accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes is required to be recorded. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the change in cash flow. This guidance is reflected in these financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not elected early adoption of this standard and is currently in the process of evaluating the impact of adopting ASU 2017-04 and cannot currently estimate the financial statement impact of adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company does not expect this ASU to materially impact the Company’s consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Subsequent Events

Subsequent to October 31, 2017, we issued a total of 931,236,593 shares of our restricted common stock to several individuals for services rendered and on the conversion of notes payable, and convertible notes payable totaling $295,000 were issued with varying terms and conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

(15)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Viva Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viva Entertainment Group, Inc. (the Company) as of October 31, 2017 and 2016, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

Houston, TX

May 7, 2018

(16)

FINANCIAL STATEMENTS

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	October 31, 2017	October 31, 2016
ASSETS

Current Assets
Cash	$2,682	$385
Total Current Assets	2,682	385

Other Assets
Software, net of amortization of $14,035 and $7,131	54,518	61,422
Total Other Assets	54,518	61,422
Total Assets	$57,200	$61,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$413,549	$189,024
Accrued Interest	61,520	43,426
Accrued Salary and Wages	439,343	148,242
Related Party Payable	66,070	—
Notes Payable	—	100,000
Convertible Notes Payable, net of discount	514,402	367,323
Derivative Liability	1,463,047	1,248,689
Total Current Liabilities	2,957,931	2,096,704

Stockholders’ Deficit

Common Stock (6,900,000,000 shares authorized, par value 0.00001, 4,134,740,009 and 130,166,696 shares issued and outstanding) at October 31, 2017 and October 31, 2016), respectively	41,348	1,302
Common Stock Issuable	3,079,200	512,400
Additional paid-in capital	15,012,970	2,204,879
Accumulated deficit	(21,034,249)	(4,753,478)
Total Stockholders’ Deficit	(2,900,731)	(2,034,897)
Total Liabilities and Stockholders’ Deficit	$57,200	$61,807

The Accompanying Notes are an Integral Part of These Financial Statements.

(17)

VIVA ENTERTAINMENT GROUP, INC. Condensed Statements of Operations

	For the Year Ended	For the Year Ended
	October 31, 2017	October 31, 2016
Revenues
Subscriptions	$27,125	$—

Operating Expenses
Consulting Services	2,749,414	2,743,585
Content	356,287	150,000
Professional Fees	53,563	120,538
General and administrative	1,015,518	375,906
Wages	9,411,831	525,480
Total Expenses	13,586,613	(3,915,509)

Loss from operations	(13,559,488)	(3,915,509)

Other expense
Gain/(Loss) on change in derivative liability	(403,864)	482,737
Loss on settlement of debt	(328,903)	—
Interest and derivative expense	(1,988,515)	(1,319,206)
Total other expense	(2,721,282)	(836,469)

Net Loss	(16,280,770)	(4,751,978)

Net Loss Per Common Share – Basic and Diluted	(0.01)	(0.05)

Weighted Average Number of Common Shares Outstanding	1,953,547,064	102,931,195

The Accompanying Notes are an Integral Part of These Financial Statements.

(18)

VIVA ENTERTAINMENT, INC.
Statements of Stockholder's Equity

			Additional
	Shares	Common	Paid-in	Stock	Retained	Total
	Outstanding	Stock	Capital	Payable	Deficit	Equity
Balance as of October 31, 2015	73,231,067	732	(732)	—	—	—

Stock issued in connection with merger	22,000,000	220	(3,561,724)	3,390,000	—	(171,504)
Shares cancelled	(150,000)	(1)	1			—
Shares issued for services	33,085,629	331	2,230,855	512,400	—	2,743,586
Forgiveness of stock payable	—		3,390,000	(3,390,000)
Donated capital	—	—	1,500	—	(1,500)	—
Beneficial conversion feature on Convertible Note	—	—	45,000	—	—	45,000
Shares issued on conversion of debt	2,000,000	20	99,980	—	—	100,000
Net loss for year ended October 31, 2016	—	—	—	—	(4,751,979)	(4,751,979)
Balance as of October 31, 2016	130,166,696	$1,302	$2,204,880	$512,400	$(4,753,479)	$(2,034,897)

Shares issued on conversion of debt	3,892,073,313	38,920	1,246,765	—	—	1,285,688
Shares issued for cash	14,500,000	145	11,855	—	—	12,000
Shares cancelled			(444)	—		(444)
Settlement of derivative	—	—	1,837,899	—	—	1,837,899
Shares issued for services	98,050,000	981	9,712,015	2,566,800	—	12,279,795
Net loss for year ended October 31, 2017	—	—	—	—	(16,280,770)	(16,280,770)
	4,134,790,009	$41,348	$15,012,970	$3,079,200	$(21,034,249)	$(2,900,731)

The Accompanying Notes are an Integral Part of These Financial Statements.

(19)

Viva Entertainment Group Inc.
Condensed Statements of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2017	October 31, 2016
Operating Activities
Net loss	$(16,280,770)	$(4,751,978)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of other assets	6,904	7,131
Amortization of debt discount	1,335,747	367,323
Penalties incurred on debt	(120,408)	—
Loss on debt conversion	328,903	—
Derivative Expense	—	901,326
Debt issued for service	—	323,000
Change in fair value of derivative liability	966,168	(482,737)
Common stock issued and payable for services	12,279,795	2,743,585
Shares previously retired	(444)	—
Changes in operating assets and liabilities:
Other assets	—	(68,553)
Accounts payable and accrued liabilities	407,180	340,692
Net Cash Used in Operating Activities	(1,076,925)	(620,211)

Investing Activities
Impact of reverse merger	—	(171,504)
Net Cash Used in Investing Activities	—	(171,504)

Financing Activities
Payments on notes payable	(48,170)	100,000
Proceeds from the sale of stock	12,000	—
Proceeds from borrowing from related parties	89,190	40,000
Proceeds from issuance of convertible notes	1,026,202	652,100
Net Cash Used in Operating Activities	1,079,222	792,100

Increase in Cash	2,297	385
Cash - Beginning of Period	385	—
Cash - End of Period	$2,682	$385

Supplemental Disclosure of Cash Flow Information
Derivative issuances	$1,086,089	$830,100
Derivative conversions	$1,837,899	—
Discount on convertible note payable	$—	$100,000
Debt converted into common stock	$1,285,688	—
Beneficial conversion feature on convertible note payable	—	$45,000
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements.

(20)

VIVA ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2017 and 2016

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of October 31, 2017, the Company has a working capital deficiency of $2,955,249 and has an accumulated deficit of $21,034,249.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

(21)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. There are no cash equivalents as of October 31, 2017 or 2016.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2017 and 2016, there were no dilutive common stock equivalents outstanding.

(22)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2017 and 2016. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2017 and 2016:

October 31, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$514,402	$—	$—	$514,402
Derivative Liability	1,463,047			1,463,047
Total	$1,977,449	$—	$—	$1,977,449

October 31, 2016:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$367,323	$—	$—	$367,323
Derivative Liability	1,248,689			1,248,689
Total	$1,616,012	$—	$—	$1,616,012

Revenue Recognition

The Company is a OTT service provider. It provides both pay-per-view and live streaming solutions for customers who subscribe to the services. The Company has engaged a third party, TIKI Live, to process the receipt of customer payments, which are then remitted to the Company in batches. Payments received from customers are deemed earned when received since the service (i.e., access to the OTT content) has been provided at the point of sale. Accordingly, the Company records revenues as proceeds are forwarded from TIKI Live. This same service provider also provides approximately 40% of the Company’s OTT content. During the year ended October 31, 2017, 100% of the Company’s revenues were from TIKI Live; however, as the revenue base expands, this percentage should decrease. The agreement with TIKI Live was executed in 2017 and expires in 2027.

(23)

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

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of additional stock compensation expense and paid-in capital for all periods in fiscal year 2016. Additional amendments to the recognition of excess tax benefits, accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes is required to be recorded. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the change in cash flow. This guidance is reflected in these financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not elected early adoption of this standard and is currently in the process of evaluating the impact of adopting ASU 2017-04 and cannot currently estimate the financial statement impact of adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company does not expect this ASU to materially impact the Company’s consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(24)

NOTE 3 – INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating $3,808,831, (2016: $2,116,676), which expire through 2032. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2017 and 2016:

	2017	2016
Deferred tax assets	$1,333,091	$704,837
Valuation allowance for deferred tax assets	(1,333,091)	(740,837)
Net deferred tax assets	$—	$—

 NOT 4 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Viva Entertainment and the resignation of our former officers and directors, the Company received forgiveness of stock payable of $3,390,000 and amounts due to directors of $132,854. These amounts were written off prior to closing and have therefore not been included in the Statement of Equity.

The detail composition of the $439,343 in accrued wages with related parties as of October 31, 2017 includes the following due to officers and directors: Johnny Falcones $132,781, Alberto Gomez $183,781 and John Sepulveda $122,781. This accrual covered services rendered by the employees for the period from April, 2016 through October 31, 2017 less payments made to such employees during the period.

We issued to Edwin Batiz 2,500,000 restricted common shares, upon the execution of a services agreement, as fully paid and non-assessable shares restricted common stock for services rendered under this agreement.

Common Stock Issuable includes $3,079,200 and $512,400 in stock payable with related parties as of October 31, 2017 and 2016, respectively. This stock payable is due to unissued shares earned on the employment agreements and for services performed during the years ended October 31, 2017 and 2016.

John Sepulveda, a Company director, funded $10,000 to the Company for working capital during the year ended October 31, 2016. This amount was repaid during the 2017 fiscal year.

The Company recorded $1,500 of donated capital in fiscal 2016 relating to a pre-reverse merger item from the company’s CEO for services and payment of incorporation fees.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of October 31, 2017, a balance of $66,070 was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

(25)

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized Software was comprised of the following amounts as of October 31, 2017 and 2016, respectively.

	October 31, 2017	October 31, 2016
Software costs	$68,553	68,553
Accumulate amortization	(14,035)	(7,131)
Total software Costs, net accumulated amortization	$54,518	$61,422

The above mentioned software was purchased during the year ending October 31, 2016 by way of a series of payments made to a software developer called Axor. The beta stage software is for development of over the top technology, abbreviated as OTT in the industry, to air wireless live television, movies, on demand content and radio. The software application was launched prior to October 31, 2017 and began generating revenues. The Company will reassess the revenue generating potential of the software over the coming months to determine if any impairment is necessary.

The Company had an arrangement with Axor for $4,000 in monthly payments and, at October 31, 2016, $17,075 was due to Axor. No future monthly commitments exist under the month-to-month arrangement.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the fiscal years ended October 31, 2017 and 2016, the Company issued multiple convertible notes payable to several entities. The notes bear interest at rates between 8% and 15% and are convertible at rates between 40-60% of the lowest trading price of company’s common stock over a period ranging from 5-20 days prior to the date of conversion. All of the outstanding notes are either currently due or become due on or before October 30, 2018. The notes are summarized as follows:

Total convertible notes payable at October 31, 2017	$897,524
Less: Current portion of notes payable	(897,524)
Long term portion of notes payable	—

The following table summarized the convertible note activity in the years ended October 31, 2017 and 2016:

	Principal Balance	Loan Discount	Accrued interest
October 31, 2015	—	—	—
Issued in the year	$975,100	$(975,100)	—
Amortization of debt discount	—	367,323	—
Accrued interest	—	—	$43,426
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	1,026,202	(1,111,092)	—
Converted into stock or repaid	(1,013,778)	—	(28,765)
Amortization of debt discount	—	1,335,747	—
Interest accrued	—	—	46,589
October 31, 2017	$897,524	$(383,122)	$61,250

(26)

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

Changes in Derivative Liabilities were as follows:

October 31, 2015
Issuance of derivative	$1,731,426
Change in fair value	(428,737)
October 31, 2016	1,248,689
Issuance of derivative	1,086,089
Conversion into stock or assignment	(1,827,309)
Extinguishment of debt	(10,590)
Change in fair value	966,168
October 31, 2017	$1,463,047

NOTE 7 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. The note bears interest at the rate of 10% per annum. During the year ended October 31, 2017, all principal and interest was converted into common stock (see Note 11).

NOTE 8 – LITIGATION

The Company has been involved in a protracted dispute with one of its creditors regarding the conversion of notes payable, applicable penalties and interest. As a result, the Company is the subject of a lawsuit filed in December 2017 in New York. Management believes that all obligations to the creditor have been met and that additional claims are usurious and unjustified. The Company has recorded a liability of $55,175 in Convertible Notes Payable for the value of the notes the creditor considers outstanding and has recorded an additional $150,000 in accrued expenses to account for the potential exposure in the event either a settlement is reached or the Company loses in litigation.

NOTE 9 – REVENUE RECOGNITION

The Company is a OTT service provider. It provides both pay-per-view and live streaming solutions for customers who subscribe to the services. The Company has engaged a third party, TIKI Live, to process the receipt of customer payments, which are then remitted to the Company in batches. Payments received from customers are deemed earned when received since the service (i.e., access to the OTT content) has been provided at the point of sale. Accordingly, the Company records revenues as proceeds are forwarded from TIKI Live. This same service provider also provides approximately 40% of the Company’s OTT content. During the year ended October 31, 2017, 100% of the Company’s revenues were from TIKI Live; however, as the revenue base expands, this percentage should decrease. The agreement with TIKI Live was executed in 2017 and expires in 2027.

NOTE 10 – GOING CONCERN

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

(27)

NOTE 11 - COMMON STOCK

During the year ended October 31, 2016, the Company had the following common stock transactions:

•	33,085,629 shares issued to various individuals for consulting services previously rendered with a total value of $2,743,585 using the closing stock price on the date of the service agreement. These were common shares issued for services that occurred between April and October of 2016.

•	On April 6, 2016, 2,000,000 shares issued as part of loan origination fees valued at $100,000 valued by using the stock date on the debt issuance date. The remaining balance was discounted by $45,000 due to the beneficial conversion feature.

•	On April 5, 2016, following the resignation of our former officers and directors, the Company received forgiveness of stock payable of $3,390,000 and amounts due to former CEO of $132,854.

•	On April 6, 2016, 22,000,000 common shares issued for the reverse merger to current President, Johnny Falcone.

•	The Company recorded $1,500 of donated capital as a pre-reverse merger item from the company’s CEO for services and payment of incorporation fees.

•	On June 10, 2016, 150,000 shares previously issued for services were cancelled as the individual was paid in cash for the services.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

During the year ended October 31, 2017, the Company had the following common stock transactions:

•	A total of 3,892,073,313 shares were issued on the conversion of convertible debt and associated interest totaling $1,285,688.

•	14,500,000 shares were issued for cash proceeds of $12,000.

•	98,050,000 shares were issued for services rendered. Based on the stock price on the date of issuance, the Company recorded compensation an expense of $12,279,795 associated with the shares.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to October 31, 2017, the Company noted the following material events:

•	A total of 753,419,093 shares of restricted common stock were issued on the conversion of notes payable.

•	177,817,500 shares were issued under Form S-8 for services rendered to the Company.

•	Convertible notes payable totaling $295,000 were issued with varying terms and conditions.

(28)

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

As of October 31, 2017, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

(29)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of October 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework).  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of October 31, 2017, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2017, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

3.	The Company has no formal control processes related to the identification and approval of related party transactions. No formal policy for the approval, identification and authorization of related party transactions currently exists.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

(30)

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

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions

Johnny Falcones	47	President, Chief Executive Officer, and Director
Anthony Hernandez	47	Director
Michael Nagle	53	Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. The persons named above are the company’s only officers, directors, promoters and control persons.  Below is the business experience of each above listed individual during at least the last five years:

Background Information about Our Officers and Directors

Johnny Falcones, 47, President, Chief Executive Officer, and Director. Mr. Falcones has championed numerous challenges, while de v eloping a business. One of them is the careers of Marc Anthony from its beginnings until 2001. M r. Anthony was made to be a b r and of its own. Right after Mr. Falcones developed a record label with Universal Music and Video Distribution and turned it in to a multi-million dollar label. It was five years ago when his business savvy became apparent when a friend, Mr. Alberto Gomez, and himself worked on a technology that promised to enhance the way people watch live television and entertain themselves in society today. Twenty-five years ago, Falcones was a kid from Brooklyn, who moon- lighted as a DJ while attending LaGuardia College in New York. Falcones quickly became the musical authority of NY's Latin House music scene of 90’s. It was one night at the Palladium nightclub, where he had a chance encounter with legendary music impresario Ralph Mercado, who recruited him to RMM Records. Together they globalized the Latin record industry, converting starry-eyed local vocalist Marc Anthony & India from buzz act, to icons. Within months, the budding apprentice was globe-trotting with Superstars, Celia Cruz & Tito Puente. Under Falcones’ management, these stars collected a bevy of international awards & were immortalized via ‘Hollywood Walk of Fame’ slots.

Mr. Falcones received a degree in Business from La Guardia College, New York, New York in 1991.

Michael Nagle, 53, Director has spent more than 25 years in the media business working for SONY/Columbia Records, The Box Music Network, Bloomberg LP, Playboy, FlixFling and NatureVision TV. He is Chairman & CEO of Ashling Digital, Inc. With Ashling, Michael represents Veronica Pin Up NY (with whom he co-created and co-Produced the docu-series “PINNED”), Malone Vision and LAGO Subscriptionions. In 2016, Michael was named President of GetCast, the comprehensive platform for media subscriptionion, casting professionals and actors.

From 2000-05, Michael managed Bloomberg’s television and advanced subscription development businesses. He represented Bloomberg and also worked on behalf of independent programmers with the Federal Communications Commission on both Broadcast Must-Carry regulation and also opposing A La Carte Packaging regulation. He was named one of the Digital Drivers in the Media industry by Home Media Magazine both in 2016 and 2017 for his efforts on behalf of FlixFling and Invincible Pictures Studios. Viva Entertainment Group added Michael to their Board of Directors in 2017. Michael also serves as Executive Vice President of Advertising for the Social & Interactive Media Consortium (SIMC) and consults for Vidillion on New Business Development.

Michael is a native of Manhattan. He currently lives with his wife, Jodi and two children on Long Island.

(31)

Mr. Anthony Hernandez, 45, Director, is a seasoned executive with a specialized emphasis in Spanish Language efforts. Currently serves as CEO for Oi2, which he Co-founded and built into the largest Spanish language radio network in the U.S. Oi2's current footprint spans throughout the digital space and across territorial broadcast and digital media presence in 33 countries via a network of 1,700+ radio station affiliations and digital distribution on mobile and satellite media platforms including iHeart Radio, TuneIn, SiriusXM Satellite Radio and more.

As a premium provider of content, Oi2 operates a slate of 24x7 audio streams with a diverse menu of music, news, sports, and entertainment genres. Plus over 100+ daily marquee branded content features, talk and specialty shows. Some of the Oi2 menu of brands include CNN en Espanol; FOX Deportes; AP News en Espanol; ESPN Deportes Radio; ALMA Exitos Positivos; Escuchame Tu Show Prep Service.

Mr. Hernandez was a previous Hispanic media voice to Congressional Hispanic Caucus and FCC on advocacy for minority media interests. He Co-founded Spanish Broadcasters Association to address Hispanic issues as an advocate group before the FCC and other relevant organizations. Also serving as a member of the policy committee for the Minority Media & Telecommunications Council and as Co-Chair of the finance committee for the National Association of Multicultural Digital Entrepreneurs.

During his tenure in media related efforts he has been able to work-in, develop, and manage various efforts in most communications disciplines: Broadcast & Satellite Television and Radio; Print; Online; Mobile Media; Grass-roots/Event Marketing, and much more. Launched over 23 of the most popular radio content brands in national Spanish radio (i.e.: EXA, NFL en Espanol, E! Entertainment en Espanol, Billboard Radio en Espanol, El Cucuy, El Chulo y La Bola, etc.).

Mr. Hernandez is attributed with launching the first ever Hispanic formatted satellite radio channels on a global basis available by satellite radio to all of Europe, Asia, Africa, and Australia. Under his management some of the most popular personality driven Hispanic radio shows and branded Spanish language content have become globally syndicated. He is responsible for repurposing several marquee general market brands into Spanish language formatted radio brands and audio formats.

Audit Committee Financial Expert

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee. Our Board of Directors has three members, two of whom are independent directors.

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

Conflicts of Interest

None.

(32)

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during 2016 and 2017 through the date of this filing.

Summary Compensation Table

							Long-Term Compensation Payouts
		Annual Compensation

Names Executive Officer and Principal		Salary	Bonus		Other Annual Compensation	Under Options/ SARs Granted	Awards Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)		(US$)	(#)	(US$)	(US$)	(US$)

Johnny Falcones President, Chief Executive Officer, Director	2017	$150,000	15%	PPQ[1]	0	0	0	0	0
	2016	$150,000	15%	PPQ	0	0	58,000,000	0	0

Anthony Hernandez Director	2017	0	0		0	0	0	0	0
	2016	0	0		0	0	1,000,000	0

Michael Nagle Director	2017	0	0		0	0	0	0	0
	2016	0	0		0	0	1,000,000	0	0

John Sepulveda VP Latin America	2017	$120,000	0		0	0	500,000	0	0
	2016	$120,000	0		0	0	1,000,000	0	0

[1] PPQ: “PPQ” means Profit Per Quarter for both 2016-2017

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning equity awards as of our fiscal year end, October 31, 2017, held by our named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION 2016-2017

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony Hernandez	0	1,000,000	0	0	0	0	1,000,000
Michael Nagle	0	1,000,000	0	0	0	0	1,000,000
Johnny Falcones	$150,000.00	58,000,000	0	0	0	15% PPQ[2]	58,000,000

[2] PPQ: “PPQ means Profit Per Quarter for 2016-2017

(33)

Option Grants. No option grants have been exercised by the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises and Fiscal Year-End Option Value. There have been no stock options exercised by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards. There have been no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. Anthony Hernandez has been compensated in the form of an issuance of 1,000,000 shares of our common stock. Michael Nagle has been compensated in the form of an issuance of 1,000,000 shares of our common stock.

Employment Agreements

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

Year 2: 2,500,000 restricted common shares

We also issued to Mr. Batiz 2,500,000 restricted common shares, upon the execution of this agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement.

On April 15, 2016, we entered into an Employment Agreement with Johnny Falcones as its Chairman and CEO. This agreement is for a period of five years, unless terminated earlier as contractually provided. Upon the execution of the Agreement, Mr. Falcones was due 58,000,000 shares of common stock. Additionally, we will compensate Mr. Falcones for services to be rendered by him at the per annum rate of One Hundred Fifty Thousand dollars and 00/100 ($150,000) (the "Base Compensation"), payable in accordance with our customary payroll practices. In addition to his Base Compensation, Mr. Falcones shall also receive a quarterly bonus in the amount of Fifteen Percent (15%) of Company profits made quarterly. Mr. Falcones is also in control of 75 million preferred shares with special voting rights. (See Supra)

On April 20, 2016, we entered into an employment agreement with Alberto Gomez. For each of the twelve-month periods during the five-year employment period, commencing with the twelve-month period beginning on the commencement date (each such period, an "Employment Year"), we will compensate Mr. Gomez for services to be rendered by him at the per annum rate of One hundred Twenty dollars and 00/100 ($120,000) (the "Base Compensation"), payable in accordance with our customary payroll practices. The Base Compensation may be increased as and whenever determined in the sole discretion of the Board. Mr. Gomez shall be entitled to health insurance during his employment with us.

Year 2: 2,500,000 restricted common shares

Year 3: 2,500,000 restricted common shares

Year 4: 2,500,000 restricted common shares

Year 5: 2,500,000 restricted common shares

The Company will issue to Mr. Gomez 2,000,000 restricted common shares, upon the execution of this agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement.

On April 20, 2016, we entered into an employment agreement with John Sepulveda. For each of the twelve-month periods during the five-year employment period, commencing with the twelve-month period beginning on the commencement date (each such period, an "Employment Year"), we will compensate Mr. Sepulveda for services to be rendered by him at the per annum rate of One hundred Twenty Thousand dollars and 00/100 ($120,000) (the "Base Compensation"), payable in accordance with our customary payroll practices. The Base Compensation may be increased as and whenever determined in the sole discretion of the Board. Mr. Sepulveda shall be entitled to health insurance during his employment with us.

Year 2: 500,000 restricted common shares

Year 3: 500,000 restricted common shares

Year 4: 500,000 restricted common shares

Year 5: 500,000 restricted common shares

We also issued to Mr. Sepulveda 1,000,000 restricted common shares, upon the execution of this agreement, as fully paid and non-assessable shares restricted common stock for services rendered to us under this agreement.

Mr. Sepulveda will also be paid a bonus upon execution of the contract. He shall receive a 5% cash bonus based on profits made quarterly.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

(34)

Stock Incentive Plan

On December 17, 2017, the Company filed an S-8 registration for an employee stock option plan. At present, the registration is active once filed and is currently in use by the Company as an incentive to issue common stock upon exercise of options to employees, directors, officers, consultants, advisors and other persons associated with the Company pursuant to the Stock Plan. Moreover, according to the Stock Plan, common stock may be issued and the beneficiary will have the ability to use his or her shares immediately, without the usual 6-month restriction. The plan was approved by the Board of Directors of the Company and is intended to provide a method whereby the Company may be stimulated by the personal involvement of its employees, directors, officers, consultants, advisors and other persons in the Company’s business and future prosperity, thereby advancing the Company’s interests and all of its shareholders. A copy of the Stock Plan has been filed with the SEC.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by the Company officers, directors, and key employees, individually and as a group, and the present owners of 5% or more of its total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which cannot be guaranteed.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Common Stock

Name of Beneficial Owner	No. of Shares Before Offering	No. of Shares After Offering	Number of Securities Underlying Options That Are Unexercised	Percentage of Ownership Before Offering(1)(2)	After Offering (1)(2)(3)

Anthony Hernandez(4)	1,000,000	1,000,000	0	0.25%	0.25%
Johnny Falcones(5)	43,629,371	43,629,371	0	1%	1%
John Sepulveda(6)	1,000,000	1,000,000	0	0.25%	0.25%
Michael Nagle(7)	1,000,000	1,000,000	0	0.25%	0.25%
All Officers and Directors as a Group	47,629,371	47,629,371	0	1%	1%

(1)	All ownership is beneficial and of record, unless indicated otherwise based on shares outstanding as of the date of this Prospectus. The selling stockholders are under no obligation known to the Company to sell any shares of common stock at this time.
(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown.
(3)	Assumes the sale of all shares of common stock registered pursuant to this Prospectus.
(4)	Mr. Hernandez is a member of the Board of Directors
(5)	Mr. Falcones is the current Chief Executive Officer and a Director as well.
(6)	Mr. Sepulveda oversees the Latin America Division.
(7)	Mr. Nagle is a member of the Board of Directors.

Preferred Stock

As noted Supra, the Company’s authorized capital stock consists of 75,000,000 shares of preferred stock, par value $0.0001 per share. The voting powers and preferences, the relative rights of each such series and the qualifications, limitations and restrictions of each series has been established by the Board of Directors. Our directors may issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of the preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in transactions such as mergers or tender offers if these transactions are not favored by our management. As of the date of this prospectus, we have issued 75,000,000 shares of preferred stock that remain in the custody and control of Mr. Falcones. Those shares of preferred stock allow Mr. Falcones to have special or super voting rights where 1 share of preferred stock is equal to 100 votes of common stock shares. Moreover, the preferred shares allow Mr. Falcones to appoint officers and directors without shareholder approval. The preferred shares cannot be converted into common stock.

Future Sales by Principal Stockholders

A total of 47,629,371 Common shares have been issued to the company’s officer and director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition, so long as the company is a reporting entity under the Securities Exchange Act of 1934, as amended, and pursuant to the restrictions and requirements listed in Rule 144. Any sale of these shares (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.  The principal stockholders do not have any plans to sell their shares at any time after this offering is complete.

(35)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the acquisition of Viva Entertainment and the resignation of our former officers and directors, the Company received forgiveness of stock payable of $3,390,000 and amounts due to directors of $132,854. These amounts were written off prior to closing and have therefore not been included in the Statement of Equity.

The detail composition of the $439,343 in accrued wages of October 31, 2017 includes the following: Johnny Falcones $132,781, Alberto Gomez $183,871 and John Sepulveda $122,691. This accrual covered services rendered by the employees for the period from April, 2016 through October 31, 2017 less payments made to such employees during the period.

We issued to Edwin Batiz 2,500,000 restricted common shares, upon the execution of a services agreement, as fully paid and non-assessable shares restricted common stock for services rendered under this agreement.

Common Stock Issuable includes $512,400 in stock payable as of October 31, 2017 and 2016, as follows: Johnny Falcones $487,200, Alberto Gomez $16,800 and John Sepulveda $8,400. This stock payable is due to unissued shares earned on the employment agreements during the year ended October 31, 2016. As of October 31, 2017, the shares had not been issued.

John Sepulveda, a Company director, funded $10,000 to the Company for working capital during the year ended October 31, 2016. This amount was repaid during the 2016 fiscal year. No further advances were received from Mr. Sepulveda

The Company recorded $1,500 of donated capital in fiscal 2016 relating to a pre-reverse merger item from the company’s CEO for services and payment of incorporation fees.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of October 31, 2017, a balance of $66,070 was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

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

ITEM 14. PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended October 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended October 31, 2017	Year Ended October 31, 2016
Legal and Accounting Fees	$26,000	$5,750
Tax Fees	0	$0
All Other Fees	0	$0
Total	$26,000	$5,750

(36)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Description
3.1	(1)	Articles of Incorporation
3.2	(2)	Amendment to Articles of Incorporation
3.3	(6)	Amendment to the Certificate of Incorporation
3.3	(1)	Bylaws
10.1	(2)	Stock Purchase Agreement, dated December 17, 2012, by and among Black River Petroleum Corp. (f/k/a Farmacia Corporation), Irina Cudina and Alexander Stanbury.
10.2	(3)	Lease Agreement by and between Black River Petroleum Corp. (f/k/a American Copper Corp.) and Regus Group, dated December 13, 2012.
10.3	(4)	Mineral Property Acquisition Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.4	(4)	Mineral Property Transfer Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), US Copper Investments, Ltd, and Ruza
10.5	(5)	Investment Agreement, dated July 3, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.6	(6)	Purchase and Sale Agreement, dated October 17, 2013, by and among Black River Petroleum Corp. (f/k/a American Copper Corp.) and American Land and Exploration Company.
10.7	(7)	Employment Agreement, dated December 1, 2013, by and among Black River Petroleum Corp. and Alexander Stanbury
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **		XBRL Instance Document
101.SCH**		XBRL Taxonomy Schema
101.CAL**		XBRL Taxonomy Calculation Linkbase
101.DEF**		XBRL Taxonomy Definition Linkbase
101.LAB**		XBRL Taxonomy Label Linkbase
101.PRE**		XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2009.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2013.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013.

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

(37)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of May, 2018.

VIVA ENTERTAINMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized, Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnny Falcones	President, Chief Executive Officer,
Johnny Falcones	Chief Financial Officer, and Director	May 7, 2018

(38)