Form 10-Q
period 2018-01-31
Viva Entertainment Group Inc.
filed 2018-05-24
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Yes ☐ No ☒

As of May 24, 2018, 5,253,676,602 shares of common stock, $0.00001 par value per share, were outstanding.

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

January 31, 2018

(1)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	January 31, 2018	October 31, 2017
ASSETS

Current Assets
Cash	$58,035	$2,682
Total Current Assets	58,035	2,682

Other Assets
Software, net of amortization of $15,767 and $14,035	52,786	54,518
Total Other Assets	52,786	54,518
Total Assets	$110,821	$57,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$413,549	$413,549
Accrued Interest	55,813	61,520
Accrued Salary and Wages	415,248	439,343
Related Party Payable	66,070	66,070
Convertible Notes Payable, net of discount	510,818	514,402
Derivative Liability	1,514,816	1,463,047
Total Current Liabilities	2,976,314	2,957,931

Stockholders’ Deficit

Common Stock 6,900,000,000 shares authorized, par value 0.00001, 5,066,026,602 and 4,134,740,009 shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively	50,659	41,348
Common Stock Issuable	3,079,200	3,079,200
Additional paid-in capital	16,619,489	15,012,970
Accumulated deficit	(22,614,841)	(21,034,249)
Total Stockholders’ Deficit	(2,865,493)	(2,900,731)
Total Liabilities and Stockholders’ Deficit	$110,821	$57,200

The Accompanying Notes are an Integral Part of These Financial Statements

(2)

VIVA ENTERTAINMENT GROUP, INC.
Condensed Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	January 31, 2018	January 31, 2017
Revenues
Subscriptions	$13,101	$—

Operating Expenses
Consulting Services	72,800	25,665
Content	32,148	—
Professional Fees	259,346	—
General and administrative	734,162	92,041
Wages	102,365	118,842
Total Expenses	1,200,761	(236,548)

Loss from operations	(1,187,660)	(236,548)

Other expense
Loss on change in derivative liability	(195,850)	(262,855)
Gain (loss) on settlement of debt	(33,763)	10,590
Interest and derivative expense	(163,319)	(490,006)
Total other expense	(392,932)	(742,271)

Net Loss	(1,580,592)	(978,819)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.01)

Weighted Average Number of Common Shares Outstanding	4,860,360,832	102,931,195

The Accompanying Notes are an Integral Part of These Financial Statements

(3)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	January 31, 2018	January 31, 2017
Operating Activities
Net loss	$(1,580,592)	$(978,819)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of other assets	1,732	1,708
Amortization of debt discount	281,766	353,405
Penalties incurred on debt	5,165	—
Loss on conversion of debt	33,763	—
Derivative Expense	—	33,529
Change in fair value of derivative liability	328,940	262,855
Common stock issued and payable for services	666,167	81,664
Changes in operating assets and liabilities:
Accrued expenses	30,107	166,655
Accounts payable and accrued liabilities	(24,095)	44,365
Net Cash Used in Operating Activities	(257,047)	(34,638)

Financing Activities
Proceeds from borrowing from related parties	—	21,280
Proceeds from issuance of convertible notes	312,400	28,000
Net Cash Used in Operating Activities	312,400	49,280

Increase in Cash	55,353	14,642
Cash - Beginning of Period	2,682	385
Cash - End of Period	$58,035	$15,027

Supplemental Disclosure of Cash Flow Information
Derivative issuances	$312,400	$63,000
Derivative conversions	$589,572	$214,905
Debt converted into common stock	$360,092	$173,636
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

VIVA ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

For the Three Months Ended January 31, 2018 and 2017

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of January 31, 2018, the Company has a working capital deficiency and has an accumulated deficit of $22,614,841.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended January 31, 2018 and 2017, or the twelve months ended October 31, 2017.

(5)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2017.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of January 31, 2018 and October 31, 2017, there were no dilutive common stock equivalents outstanding.

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

(6)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2018 and October 31, 2017:

January 31, 2018:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$510,818	$—	$—	$510,818
Derivative Liability	1,514,816			1,514,816
Total	$2,025,634	$—	$—	$2,025,634

October 31, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$514,402	$—	$—	$514,402
Derivative Liability	1,463,047			1,463,047
Total	$1,977,449	$—	$—	$1,977,449

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

Cash and Cash Equivalents

For purposes of the Condensed Financial Statements, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2018 and October 31, 2017, the Company had no cash equivalents.

(7)

NOTE 3 – RELATED PARTY TRANSACTIONS

The detail composition of the $415,248 in accrued wages as of January 31, 2018 includes the following due to officers and directors: Johnny Falcones $112,939, Alberto Gomez $183,781 and John Sepulveda $118,528. This accrual covered services rendered by the employees for the period from April, 2016 through January 31, 2018 less payments made to such employees during the period.

We issued to Edwin Batiz 2,500,000 restricted common shares, upon the execution of a services agreement, as fully paid and non-assessable shares restricted common stock for services rendered under this agreement.

Common Stock Issuable includes $3,079,200 in stock payable with related parties as of January 31, 2018 and October 31, 2017. This stock payable is due to unissued shares earned on the employment agreements and for services performed during the years ended October 31, 2017 and 2016.

John Sepulveda, a Company director, funded $10,000 to the Company for working capital during the year ended October 31, 2016. This amount was repaid during the 2017 fiscal year.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of January 31, 2018, a balance of $66,070 was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the three months ended January 31, 2018 and in prior fiscal years, the Company issued multiple convertible notes payable to several entities. The notes bear interest at rates between 8% and 15% and are convertible at rates between 40-60% of the lowest trading price of company’s common stock over a period ranging from 5-20 days prior to the date of conversion. All of the outstanding notes are either currently due or become due on or before January 31, 2019.

(8)

The following table summarized the convertible note activity in the three months ended January 31, 2018 and the year ended October 31, 2017:

	Principal Balance	Loan Discount	Accrued interest
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	1,026,202	(1,111,092)	—
Converted into stock or repaid	(1,013,778)	—	(28,765)
Amortization of debt discount	—	1,335,747	—
Interest accrued	—	—	46,589
October 31, 2017	$897,524	$(383,122)	$61,250
Issued in the quarter	312,400	(312,400)	—
Converted into stock or repaid	(245,625)	—	(35,546)
Amortization of debt discount	—	281,766	—
Interest accrued	—	—	30,109
January 31, 2018	$964,299	$(453,481)	$55,813

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

Changes in Derivative Liabilities were as follows:

October 31, 2016	1,248,689
Issuance of derivative	1,086,089
Conversion into stock or assignment	(1,827,309)
Extinguishment of debt	(10,590)
Change in fair value	966,168
October 31, 2017	$1,463,047
Issuance of derivative	312,400
Conversion into stock or assignment	(589,571)
Extinguishment of debt	—
Change in fair value	328,940
January 31, 2018	1,514,816

NOTE 5 – NOTES PAYABLE

Pursuant to the Stock Purchase Agreement, the Company issued to EMS a promissory note in the principal amount of $100,000, due six months from the Closing, which represents the purchase price paid by the Company for Viva Entertainment. The note bears interest at the rate of 10% per annum. During the year ended October 31, 2017, all principal and interest was converted into common stock.

(9)

NOTE 6 - COMMON STOCK

During the three months ended January 31, 2018, the Company had the following common stock transactions:

•	A total of 552,903,260 shares were issued on the conversion of notes payable, interest, and associated penalties totaling $360,092.
•	A total of 378,333,333 shares were issued for services valued at $666,167 using the share price on the date of the agreements. Included in this total is services to be performed over a 12-month period.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 7 - LITIGATION

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to January 31, 2018, the Company noted the following material events:

•	A total of 232,000,000 shares of restricted common stock were issued to employees and officers of the company for compensation.

•	A total of $12,700 was received in short-term operating capital loans from the spouse of the Company’s chief executive officer.

(10)

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

(11)

Overview

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

(12)

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

(13)

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

a.     The company plans to utilize unsold media inventory from its broadcast and digital content syndication business to promote our App Consumer Electronic Subscriptions brand awareness and content subscription offerings in an aim to drive audiences to download or seek the application in the device of their choosing

b.     The company also plans to leverage its existing relationships with industry media affiliated partners that desire to bring awareness of their own content offerings in our App Consumer Electronic Subscription thus driving their consumer base to actively be incentive to download or seek the application in the device of their choosing

c.     The company is currently actively in deployment of a social media marketing initiative to bring awareness and drive incentives to consumers to actively download or seek the application in the device of their choosing.

(14)

Plan of Operation

As of January 31, 2018 we had a working capital deficiency of $2,918,279 and accumulated deficit of $22,614,841 during the three months ended January 31, 2018, we had small revenues from subscription in amount of $13,101.

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

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. The revenues generated to date was small. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations

Revenues

We had revenues from content subscriptions in amount of $13,101 for the three months ended January 31, 2018, compared to zero revenues during the comparative period in 2017.

Operating Expenses

For the three months ended January 31, 2018, we incurred operating expenses in the amounts of $1,200,761, compared to the operating expenses in the amounts of $236,548 during the three months ended January 31, 2017. Our operating expenses were comprised of: (i) consulting services expenses of $72,800 and $25,665 the three months ended January 31, 2018 and 2017, respectively (ii) content expenses of $32,148 for the three months ended January 31, 2018, which was $0 during the comparative period in 2017 (iii) professional fees of $259,346 for the three months ended January 31, 2018, which was $0 during the comparative period in 2017 (iv) general and administrative expenses of $734,162 and $92,041 for the three months ended January 31, 2018 and 2017, respectively, and (v) wage expenses of $102,365 and $118,842 for the three months ended January 31, 2018 and 2017, respectively.

Net Loss

Our net loss for the three months ended January 31, 2018 and 2017 was $1,580,592 and $978,819, respectively. The increase in net loss in 2018 was the result of the increase in general expenses by $642,121 and above mentioned costs.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

(15)

Liquidity and Capital Resources

As of January 31, 2018, we had cash of $58,035. Current liabilities exceeded current assets by $2,918,279 at January 31, 2018, which included derivative liabilities of $1,514,816, accrued salaries due to officers of $415,248, net convertible debt of $510,818, related party payable of $66,070, and accounts payable and accrued expenses of $413,549. Other long term assets consisted of capitalized software development costs of $52,786, net of accumulated amortization.

Net cash used in operating activities was $257,047 and $34,638 for the three months ended January 31, 2018 and 2017, respectively. The net cash used in operations was primarily attributable to net losses of $1,580,592 and $978,819 during the three months ended January 31, 2018 and 2017, respectively, partially offset by amortization of debt discount of $281,766 and $353,405, penalties incurred on debt of $5,165 and $-0-, amortization expense of $1,732 and $1,708, common shares issued for services of $666,167 and $81,664, and increase in accrued expenses of $30,107 and $166,655, in such same periods, respectively.

There was no cash flows from investing activities during the three months ended January 31, 2018 and 2017.

Cash flows provided by financing activities were $312,400 and $49,280 for the three months ended January 31, 2018 and 2017, respectively. Positive cash flows from financing activities during the three months ended January 31, 2018 were solely due to proceeds from convertible notes, which was $28,000 during the same period in 2017. The Company also had proceeds of $21,280 from related party loan in 2017, which was $0 during the first quarter of 2018.

We have small revenues from subscription in amount of $13,101 for the three months ended January 31, 2018, and have four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2018 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

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

(16)

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

Subsequent Events

Subsequent to January 31, 2018, the Company noted the following material events:

•	A total of 232,000,000 shares of restricted common stock were issued to employees and officers of the company for compensation.

•	A total of $12,700 was received in short-term operating capital loans from the spouse of the Company’s chief executive officer.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the three months ended January 31, 2018 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 24, 2018	VIVA ENTERTIANMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(20)