Form 10-Q
period 2018-04-30
Viva Entertainment Group Inc.
filed 2018-06-19
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

Yes ☐ No ☒

As of June 19, 2018, 5,253,676,602 shares of common stock, $0.00001 par value per share, were outstanding.

(1)

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

April 30, 2018

(2)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	April 30, 2018	October 31, 2017
ASSETS

Current Assets
Cash	$5,462	$2,682
Total Current Assets	5,462	2,682

Other Assets
Software, net of amortization of $17,499 and $14,035	51,053	54,518
Total Other Assets	51,053	54,518
Total Assets	$56,515	$57,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$413,549	$413,549
Accrued Interest	84,899	61,520
Accrued Salary and Wages	462,583	439,343
Related Party Payable	76,770	66,070
Convertible Notes Payable, net of discount	639,737	514,402
Derivative Liability	1,577,083	1,463,047
Total Current Liabilities	3,254,621	2,957,931

Stockholders’ Deficit

Common Stock (6,900,000,000 shares authorized, par value $0.00001, 5,253,676,602 and 4,134,740,009 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively)	52,979	41,348
Common Stock Issuable	1,808,250	3,079,200
Additional paid-in capital	19,110,362	15,012,970
Accumulated deficit	(24,169,697)	(21,034,249)
Total Stockholders’ Deficit	(3,198,106)	(2,900,731)
Total Liabilities and Stockholders’ Deficit	$56,515	$57,200

The Accompanying Notes are an Integral Part of These Financial Statements

(3)

VIVA ENTERTAINMENT GROUP INC. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended April 30, 2018	For the Three Months Ended April 30, 2017	For the Six Months Ended April 30, 2018	For the Six Months Ended April 30, 2017
Revenues
Subscriptions	$14,350	$—	$27,451	$—
Operating Expenses
Consulting services	78,400	6,640	151,200	32,305
Professional fees	20,450	3,500	279,797	7,500
Content	21,106	—	53,254	—
General and administrative	1,322,887	480,544	2,057,049	568,585
Wages	71,485	8,768,449	173,850	8,887,291
Total Operating Expenses	1,514,328	9,259,113	2,715,150	9,495,681
Loss from operations	(1,499,978)	(9,259,133)	(2,687,699)	(9,495,681)
Other expense
Gain on settlement of debt	—	420	(33,762	11,010
Gain/(Loss) on change in derivative liability	147,734	—	(48,116)	(120,588)
Interest and derivative expense	(202,550)	(388,405)	(365,869)	(1,020,678)
Total other expense	(54,816)	(387,985)	(447,748)	(1,130,256)
Net Loss	(1,554,794)	(9,647,118)	$(3,135,447)	(10,625,937)
Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.01)	$(0.00)	(0.02)
Weighted Average Number of Common Shares Outstanding	7,001,970,422	794,350,790	5,913,417,481	476,781,526

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended
	April 30, 2018	April 30, 2017
Operating Activities
Net loss	$(3,135,447)	$(10,625,937)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of other assets	3,464	3,440
Amortization of debt discount	450,727	847,160
Penalties incurred on debt	5,123	—
Loss on conversion of debt	33,763	—
Change in fair value of derivative liability	351,207	250,927
Common stock issued and payable for services	1,888,410	9,213,196
Changes in operating assets and liabilities:
Accrued interest	23,379	—
Accrued payroll	23,240	76,635
Accounts payable and accrued liabilities	35,814	163,506
Net Cash Used in Operating Activities	(320,320)	(72,073)

Financing Activities
Proceeds from borrowing from related parties	12,700	31,680
Proceeds from sale of common stock	—	12,000
Payment on debt	(2,000)	(4,620)
Proceeds from issuance of convertible notes	312,400	33,000
Net Cash Used in Operating Activities	323,100	72,060

Increase (Decrease) in Cash	2,780	(13)
Cash - Beginning of Period	2,682	385
Cash - End of Period	$5,462	$372

Supplemental Disclosure of Cash Flow Information
Derivative issuances	$352,400	$280,795
Derivative conversions	$589,571	$705,588
Derivative adjustment from debt extinguishment	$—	$10,590
Debt converted into common stock	$360,092	$468,047
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

VIVA ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

For the Six Months Ended April 30, 2018 and 2017

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of April 30, 2018, the Company has a working capital deficiency and has an accumulated deficit of $24,169,697.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended April 30, 2018 and 2017, or the twelve months ended October 31, 2017.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2018 and October 31, 2017, there were no dilutive common stock equivalents outstanding.

(7)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2018 and October 31, 2017. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2018 and October 31, 2017:

April 30, 2018:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$639,737	$—	$—	$639,737
Derivative Liability	1,577,083			1,577,083
Total	$2,216,820	$—	$—	$2,216,820

October 31, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$514,402	$—	$—	$514,402
Derivative Liability	1,463,047			1,463,047
Total	$1,977,449	$—	$—	$1,977,449

(8)

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

Cash and Cash Equivalents

For purposes of the Condensed Financial Statements, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2018 and October 31, 2017, the Company had no cash equivalents.

NOTE 3 – RELATED PARTY TRANSACTIONS

The detail composition of the $462,583 in accrued wages as of April 30, 2018 includes amounts owed to Company officers, Johnny Falcones ($144,515), John Sepulveda ($134,288), and Alberto Gomez ($183,781). This accrual covered services rendered by the employees for the period from April, 2016 through April 30, 2018 less payments made to such employees during the period.

Common Stock Issuable includes $1,808,250 in stock payable with related parties as of April 30, 2018. This stock payable is due to unissued shares earned on the employment agreements and for services performed since April 2016.

John Sepulveda, a Company director, funded $10,000 to the Company for working capital during the year ended October 31, 2016. This amount was repaid during the 2017 fiscal year.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of April 30, 2018, a balance of $76,770 was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

During the three months ended April 30, 2018, a total of 232,000,000 shares were issued for services valued at $2,493,194 using the share price on the date of the agreements as well as the share price on the stock issuance date for shares issued outside of the terms of the initial employment agreements. Included in this total is shares that were previously recorded as Stock Payable, resulting in a decrease in Stock payable of $2,343,638.

During the year ended October 31, 2017, the Company issued a total of 14,500,000 shares of restricted common stock for cash proceeds of $12,500.

(9)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the six months ended April 30, 2018 and in prior fiscal years, the Company issued multiple convertible notes payable to several entities. The notes bear interest at rates between 8% and 15% and are convertible at rates between 40-60% of the lowest trading price of company’s common stock over a period ranging from 5-20 days prior to the date of conversion. All of the outstanding notes are either currently due or become due on or before January 31, 2019. The notes are summarized as follows:

Total convertible notes payable at April 30, 2018	$964,258
Less: Current portion of notes payable	(964,258)
Long term portion of notes payable	$—

The following table summarized the convertible note activity in the six months ended April 30, 2018 and the year ended October 31, 2017:

	Principal Balance	Loan Discount	Accrued interest
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	1,026,202	(1,111,092)	—
Converted into stock or repaid	(1,013,778)	—	(28,765)
Amortization of debt discount	—	1,335,747	—
Interest accrued	—	—	46,589
October 31, 2017	$897,524	$(383,122)	$61,520
Issued in the quarter	352,400	(352,400)	—
Converted into stock or repaid	(324,278)	—	(35,815)
Assignments, net	38,612	(39,726)
Amortization of debt discount	—	450,727	—
Interest accrued	—	—	59,194
April 30, 2018	$964,258	$(324,521)	$84,899

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

Changes in Derivative Liabilities were as follows:

October 31, 2016	1,248,689
Issuance of derivative	1,086,089
Conversion into stock or assignment	(1,827,309)
Extinguishment of debt	(10,590)
Change in fair value	966,168
October 31, 2017	$1,463,047
Issuance of derivative	352,400
Conversion into stock or assignment	(589,571)
Extinguishment of debt	—
Change in fair value	351,207
April 30, 2018	1,577,083

(10)

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

NOTE 6 - COMMON STOCK

During the six months ended April 30, 2018, the Company had the following common stock transactions:

•	A total of 552,903,260 shares were issued on the conversion of notes payable, interest, and associated penalties totaling $360,092.

•	During the three months ended January 31, 2018, a total of 378,333,333 shares were issued for services valued at $666,167 using the share price on the date of the agreements. Included in this total is services to we performed over a 12-month period that immediately vested.

•	During the three months ended April 30, 2018, a total of 232,000,000 shares were issued for services valued at $2,493,194 using the share price on the date of the agreements as well as the share price on the stock issuance date for shares issued outside of the terms of the initial employment agreements. Included in this total is shares that were previously recorded as Stock Payable, resulting in a decrease in Stock payable of $2,343,638.

•	During the year ended October 31, 2017, the Company issued a total of 14,500,000 shares of restricted common stock for cash proceeds of $12,000.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company reviewed material events Subsequent to April 30, 2018. None were noted.

(11)

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

(12)

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

Distribution

Our company operates three main specific segments of business.  They are the following:  (1) Broadcast and Digital Content Syndication to media distribution affiliated companies; (2) Direct-To-Consumer content subscription and on demand content services; (3) Consumer Electronic Subscription Sales that are company branded and sold to engaged customers on our owned and/or affiliated media platforms to ensure an enhanced audience participation experience.  Each are dependent on some common variables including brand recognition and reinforcement, ability to adequately market our services, and the continued use of available technology tools to enable efficient growth and management of the business.  We operate and derive revenues for the aforementioned areas of businesses mentioned herein as follows:

(1) Broadcast and Digital Content Syndication:

a.     This business relies on the continued increase of content offerings into the marketplace offered to media companies in both the broadcast and digital media space.

b.     There’s a heavy reliance factor on the levels of audience, customer engagements, and ratings that determine the levels of participation that our content has.

c.     The successful sale of advertising associated with our syndicated content depends to the aforementioned levels of active consumer engagements with our media affiliated partners.

d.     Part of the business model is to license the content to these media entities that become our content affiliates.

e.     The company will derive revenue from the sale of advertising offerings that are directly associated with the content subscription being syndicated to these media affiliated entities.

(13)

(2) Direct-To-Consumer Content Subscription and On Demand Content Services:

a.     This business relies on the successful completion and launch of our company’s own content software application.

b.     The application branded as, “Oi2” is being engineered to be a full cross-platform accessible software application that will be made available on most mobile devices, media enabled set-top boxes and connected devices, as well as, other available distribution outlets in an effort to accommodate various consumer behaviors as it relates to content consumption.

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

d.     The content subscription offerings for this business derives revenues from active consumer subscriptions of content, as well as, per instance or pay-per-view and on demand offerings that require the consumer to pay using a bank credit or debit card per transaction.

(3)  Consumer Electronic Subscription Sales:

a.     This part of the business is based on a joint venture with third party partners under our JV with Oi2.

b.     The third party partner owns and controls a consumer electronics sourcing company that provides electronic consumer goods to certain retail store chains and e-commerce sales outlets.

c.     The joint venture agreement allows for the company to open e-commerce stores on its own consumer directed media software applications and/or third party affiliated distribution partner platforms.

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

Growth Strategy

The company has a multifaceted approach to marketing its services and offerings.   These are mainly based on the business unit:

(1) Broadcast and Digital Content Syndication:

a.     The company engages in direct calls to prospective media affiliated partners using its in-house staff of affiliate sales and affiliate relations personnel.

b.     The company markets on a regular basis most of its content offerings via industry targeted bulk email offerings or participation in industry related trade shows and sponsored events.

c.     The company also brings market awareness of its content services and offerings using widely distributed press releases to known industry related trade publishers.

(14)

(2) Direct-To-Consumer Content Subscription and On Demand Content Services:

a.     The company plans to utilize unsold media inventory from its broadcast and digital content syndication business to promote the Oi2 App brand awareness and content subscription offerings in an aim to drive audiences to download or seek the application in the device of their choosing.

b.     The company also plans to leverage its existing relationships with industry media affiliated partners that desire to bring awareness of their own content offerings in our App thus driving their consumer base to actively be incentive to download or seek the application in the device of their choosing.

c.     The company is currently actively in deployment of a social media marketing initiative to bring awareness and drive incentives to consumers to actively download or seek the application in the device of their choosing.

d.     The company is currently working with a certain increasing number of “social media influencers” or well-known talents that have been incentivized by the company to provide them with their own space to feature their branded content on our App.  As such their main task is to drive their social media followers to actively pursue their respective featured content on our App thus aiding in the increase of consumer downloads of the app and active user engagements.

(3) Consumer Electronic Subscription Sales:

a.     The company plans to utilize unsold media inventory from its broadcast and digital content syndication business to promote our App Consumer Electronic Subscriptions brand awareness and content subscription offerings in an aim to drive audiences to download or seek the application in the device of their choosing.

b.     The company also plans to leverage its existing relationships with industry media affiliated partners that desire to bring awareness of their own content offerings in our App Consumer Electronic Subscription thus driving their consumer base to actively be incentive to download or seek the application in the device of their choosing.

c.     The company is currently actively in deployment of a social media marketing initiative to bring awareness and drive incentives to consumers to actively download or seek the application in the device of their choosing.

Plan of Operation

As of April 30, 2018 we had a working capital deficiency of $3,249,159 and accumulated deficit of $24,169,697. We had revenues from subscription in amount of $14,350 and $27,451 during the three and six months ended April 30, 2018, respectively.

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

Results of Operations

Revenues

We had revenues from subscription in amount of $14,350 and $27,451 during the three and six months ended April 30, 2018, respectively, compared to zero revenues during the comparative periods in 2017.

Operating Expenses

For the three months ended April 30, 2018, we incurred operating expenses in the amounts of $1,514,328, compared to the operating expenses in the amounts of $9,259,113 during the three months ended April 30, 2017. Our operating expenses were comprised of: (i) consulting services expenses of $78,400 and $6,640 for the three months ended April 30, 2018 and 2017, respectively (ii) content expenses of $21,106 for the three months ended April 30, 2018, which was $0 during the comparative period in 2017 (iii) professional fees of $20,450 and $3,500 for the three months ended April 30, 2018 and 2017, respectively (iv) general and administrative expenses of $1,322,887 and $480,544 for the three months ended April 30, 2018 and 2017, respectively, and (v) wage expenses of $71,485 and $8,768,449 for the three months ended April 30, 2018 and 2017, respectively.

For the six months ended April 30, 2018, we incurred operating expenses in the amounts of $2,715,150, compared to the operating expenses in the amounts of $9,495,681 during the six months ended April 30, 2017. Our operating expenses were comprised of: (i) consulting services expenses of $151,200 and $32,305 for the six months ended April 30, 2018 and 2017, respectively (ii) content expenses of $53,254 for the six months ended April 30, 2018, which was $0 during the comparative period in 2017 (iii) professional fees of $279,797 and $7,500 for the six months ended April 30, 2018 and 2017, respectively (iv) general and administrative expenses of $2,057,049 and $568,585 for the six months ended April 30, 2018 and 2017, respectively, and (v) wage expenses of $173,850 and $8,887,291 for the six months ended April 30, 2018 and 2017, respectively.

Net Loss

Our net loss for the three and six months ended April 30, 2018 was $1,554,794 and $3,135,447, respectively, compared to the net loss of $9,647,118 and $10,625,937 for the three and six months ended April 30, 2017, respectively. The decrease in net loss in 2018 was the result of the decrease in wages by approximately $7.5 million and above mentioned costs.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

(16)

Liquidity and Capital Resources

As of April 30, 2018, we had cash of $5,462. Current liabilities exceeded current assets by $3,249,159 at April 30, 2018, which included derivative liabilities of $1,577,083, accrued salaries due to officers of $462,583, net convertible debt of $639,737, related party payable of $76,770, and accounts payable and accrued expenses of $413,549. Other long term assets consisted of capitalized software development costs of $51,053, net of accumulated amortization.

Net cash used in operating activities was $320,320 and $72,073 for the six months ended April 30, 2018 and 2017, respectively. The net cash used in operations was primarily attributable to net losses of $3,135,447 and $10,625,937 during the six months ended April 30, 2018 and 2017, respectively, partially offset by amortization of debt discount of $450,727 and $847,160, penalties incurred on debt of $5,123 and $-0-, amortization expense of $3,464 and $3,440, common shares issued for services of $1,888,410 and $9,213,196, loss on conversion of debt of $33,763 and $0, change in fair value of derivative of $351,207 and $250,927 and increase in accrued expenses of $82,433 and $240,141, in such same periods, respectively.

There was no cash flows from investing activities during the six months ended April 30, 2018 and 2017.

Cash flows provided by financing activities were $323,100 and $72,060 for the six months ended April 30, 2018 and 2017, respectively. Positive cash flows from financing activities during the six months ended April 30, 2018 were due primarily to proceeds of $312,400 from convertible notes, which was $33,000 during the same period in 2017. The Company also had proceeds of $12,700 from related party loan in 2018, which was $31,680 during the same period in 2017, offset by the payment on debt in amount of $2,000 and $4,620 during the six months ended April 30, 2018 and 2017, respectively. During the six months ended April 30, 2017, the Company issued a total of 14,500,000 shares of restricted common stock for cash proceeds of $12,000.

We had revenues from subscription in amount of $14,350 and $27,451 during the three and six months ended April 30, 2018, respectively, and have eight salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2018 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

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

(17)

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

Subsequent Events

The Company reviewed material events subsequent to April 30, 2018. None were noted.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the six months ended April 30, 2018 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 19, 2018	VIVA ENTERTIANMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(21)