Form 10-Q
period 2018-07-31
Viva Entertainment Group Inc.
filed 2018-10-09
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

Yes ☐ No ☒

As of October 2, 2018 7,240,764,887 shares of common stock, $0.00001 par value per share, were outstanding.

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

July 31, 2018

(1)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	July 31, 2018	October 31, 2017
ASSETS

Current Assets
Cash	$5,363	$2,682
Total Current Assets	5,363	2,682

Other Assets
Software, net of amortization of $19,231 and $14,035	49,322	54,518
Total Other Assets	49,322	54,518
Total Assets	$54,685	$57,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$413,549	$413,549
Accrued Interest	139,115	61,520
Accrued Salary and Wages	509,638	439,343
Related Party Payable	68,770	66,070
Convertible Notes Payable, net of discount	687,043	514,402
Derivative Liability	2,156,148	1,463,047
Total Current Liabilities	3,974,263	2,957,931

Stockholders’ Deficit

Common Stock (13,000,000,000 shares authorized, par value 0.00001, 7,129,014,887 and 4,134,740,009 shares issued and outstanding at July 31, 2018 and October 31, 2017	71,734	41,348
Common Stock Issuable	1,808,250	3,079,200
Additional paid-in capital	20,755,716	15,012,970
Accumulated deficit	(26,555,278)	(21,034,249)
Total Stockholders’ Deficit	(3,919,578)	(2,900,731)
Total Liabilities and Stockholders’ Deficit	$54,685	$57,200

The Accompanying Notes are an Integral Part of These Financial Statements

(2)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended July 31, 2018	For the Three Months Ended July 31, 2017	For the Nine Months Ended July 31, 2018	For the Nine Months Ended July 31, 2017
Revenues
Subscriptions	$8,470	$3,000	$35,921	$3,000
Operating Expenses
Consulting services	258,000	3,032,214	409,200	3,064,519
Professional fees	265,500	—	545,297	—
Content	5,749	—	59,003	—
General and administrative	821,204	26	2,878,253	526,354
Wages	72,055	98,096	245,905	9,307,374
Total Operating Expenses	1,422,508	3,399,126	4,137,658	12,898,247
Loss from operations	(1,414,038)	(3,396,126)	(4,101,737)	(12,895,247)
Other expense
Loss on settlement of debt	(73,336)	(300,323)	(107,098)	(289,313)
Gain/(Loss) on change in derivative liability	(1,129,269)	(894,165)	(1,177,385)	(1,145,093)
Interest expense	231,060	(232,346)	(134,809)	(1,119,244)
Total other expense	(971,545)	(1,426,834)	(1,419,292)	(2,553,650)
Net Loss	$(2,385,583)	$(4,822,960)	$(5,521,029)	$(15,448,897)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	7,203,994,996	2,686,505,096	6,348,337,376	1,221,450,275

The Accompanying Notes are an Integral Part of These Financial Statements

(3)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2018	July 31, 2017
Operating Activities
Net loss	$(5,521,029)	$(15,448,897)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of other assets	5,196	5,172
Amortization of debt discount	632,886	1,052,784
Penalties incurred on debt	48,501	(120,408)
Shares previously retired	—	(444)
Derivative Expense	359,292	1,145,093
Change in fair value of derivative liability	818,014	—
Loss on settlement of debt	107,098	289,313
Common stock issued and payable for services	2,969,412	12,279,796
Changes in operating assets and liabilities:
Accrued payroll	84,740	204,873
Accounts payable and accrued liabilities	120,361	197,618
Net Cash Used in Operating Activities	(375,569)	(395,100)

Financing Activities
Proceeds from borrowing from related parties	12,700	102,070
Proceeds from sale of common stock	—	12,000
Payment on debt	(10,000)	—
Proceeds from issuance of convertible notes	375,550	321,260
Net Cash Provided by in Financing Activities	378,250	435,330

Increase (Decrease) in Cash	2,681	40,230
Cash - Beginning of Period	2,682	385
Cash - End of Period	$5,363	$40,615

Cash paid for:
Interest	$—	—
Income taxes	$—	—

Supplemental Disclosure of Cash Flow Information
Derivative issuances	$408,560	$575,055
Derivative conversions	$892,725	$1,459,101
Derivative adjustment from debt extinguishment	$—	$10,590
Debt converted into common stock	$532,947	$1,100,060

The Accompanying Notes are an Integral Part of These Financial Statements

(4)

VIVA ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

For the Nine Months Ended July 31, 2018 and 2017

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of July 31, 2018, the Company has a working capital deficiency and has an accumulated deficit of $26,555,278.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2018 and October 31, 2017, there were no dilutive common stock equivalents outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2018 and October 31, 2017. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

(6)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2018 and October 31, 2017:

July 31, 2018:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$—	$—	$687,043	$687,043
Derivative Liability	—	—	2,156,148	2,156,148
Total	$—	$—	$2,843,191	$2,843,191

October 31, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$—	$—	$514,402	$514,402
Derivative Liability	—	—	1,463,047	1,463,047
Total	$—	$—	$1,977,449	$1,977,449

(7)

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

Cash and Cash Equivalents

For purposes of the Condensed Financial Statements, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2018 and October 31, 2017, the Company had no cash equivalents.

Revenue Recognition

Effective November 1, 2017, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of service contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for nine months ended July 31, 2018 or on prior periods.

NOTE 3 – RELATED PARTY TRANSACTIONS

The detail composition of the $509,638 in accrued wages as of July 31, 2018 includes amounts owed to Company officers, Johnny Falcones ($168,823), John Sepulveda ($157,034), and ($183,781) to Alberto Gomez. This accrual covered services rendered by the employees for the period from April, 2016 through July 31, 2018 less payments made to such employees during the period.

Common Stock Issuable includes $1,808,250 in stock payable with related parties as of July 31, 2018. This stock payable is due to unissued shares earned on the employment agreements and for services performed during the years ended October 31, 2017 and 2016.

John Sepulveda, a Company director, funded $10,000 to the Company for working capital during the year ended October 31, 2016. This amount was repaid during the 2017 fiscal year.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of July 31, 2018, a balance of $68,770 was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

(8)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the nine months ended July 31, 2018 and in prior fiscal years, the Company issued multiple convertible notes payable to several entities. The notes bear interest at rates between 8% and 15% and are convertible at rates between 40-60% of the lowest trading price of company’s common stock over a period ranging from 5-20 days prior to the date of conversion. All of the outstanding notes are either currently due or become due on or before July 31, 2019. The notes are summarized as follows:

Total convertible notes payable at July 31, 2018	$687,043
Less: Current portion of notes payable	(687,043)
Long term portion of notes payable	$—

The following table summarized the convertible note activity in the nine months ended July 31, 2018 and the year ended October 31, 2017:

	Principal Balance	Loan Discount	Accrued interest
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	1,026,202	(1,111,092)	—
Converted into stock or repaid	(1,013,778)	—	(28,765)
Amortization of debt discount	—	1,335,747	—
Interest accrued	—	—	46,589
October 31, 2017	$897,524	$(383,122)	$61,520
Issued in the period	388,075	(448,284)	—
Converted into stock or repaid	(475,736)	—	(57,211)
Assignments, net	75,700	—	—
Amortization of debt discount	—	632,886	—
Interest accrued	—	—	134,806
July 31, 2018	$885,563	$(198,520)	$139,115

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

Changes in Derivative Liabilities were as follows:

October 31, 2016	1,248,689
Issuance of derivative	1,086,089
Conversion into stock or assignment	(1,827,309)
Extinguishment of debt	(10,590)
Change in fair value	966,168
October 31, 2017	$1,463,047
Issuance of derivative	767,812
Conversion into stock or assignment	(892,725)
Extinguishment of debt	—
Change in fair value	818,014
July 31, 2018	2,156,148

(9)

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

NOTE 6 - COMMON STOCK

During the nine months ended July 31, 2018, the Company had the following common stock transactions:

•	A total of 1,398,241,545 shares were issued on the conversion of notes payable, interest, and associated penalties totaling $532,948.

•	A total of 1,640,333,333 shares were issued for services valued at $4,240,360 using the share price on the date of the agreements. Included in this total is services to be performed over a 12-month period and shares that were previously recorded as Stock Payable, resulting in a decrease in Stock Payable of $1,270,950.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 7 – SUBSEQUENT EVENTS

The Company reviewed material events subsequent to July 31, 2018. None were noted apart from the following:

•	The company issued 111,750,000 shares of common stock on the conversion of principal and interest totaling $20,115 associated with a convertible note payable issued July 8, 2017.

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

OTT services may be classified into three main groups: 1) Live television, with or without interactivity related to the current TV show; 2) Time-shifted television: catch-up TV (replays a TV show that was broadcast hours or days ago), start over TV (replays the current TV show from its beginning); 3) Video On Demand (VOD): browse a catalog of videos, not related to TV programming.

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

c.     The content subscription offerings for this business derives revenues from active consumer subscriptions of content, as well as, per instance or pay-per-view and on demand offerings that require the consumer to pay using a bank credit or debit card per transaction.

(3)  Consumer Electronic Subscription Sales:

a.     This part of the business is based on a joint venture with third party partners.

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

(2) Direct-To-Consumer Content Subscription and On Demand Content Services:

a.     The company also plans to leverage its existing relationships with industry media affiliated partners that desire to bring awareness of their own content offerings in our App thus driving their consumer base to actively be incentive to download or seek the application in the device of their choosing.

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

(14)

On June 19, 2018, we signed a strategic venture agreement with Kredit Koncepts Financial LLC, a New York-based credit recovery and rebuilding service. Under the terms of the agreement, we provide subscription services to Kredit Koncepts customers and Kredit Koncepts bundles a $1,500 unsecured line of credit that pre-reports positive subscriptions payments as part of their credit rebuilding membership.

As part of our growth strategy, we acquired the rights and live streamed all 2018 FIFA World Cup soccer games from Russia. We launched a new marketing campaign in several major US cities. After adding World Cup programming, Vivalive TV placed subscribers in the front row of the biggest live sporting events in the world, including NBA Finals, Russia 2108, PGA Golf Tour, Major League Baseball, NHL Stanley Cup, and professional tennis

We focus on select markets including Los Angeles, New York, Houston, Chicago, DC, Boston, Atlanta, Miami, and Arizona while comprising multiple aspects, including:

  Expanding the production of videos and commercials
  Increasing customer service by hiring additional personnel
  Increase digital marketing and social media marketing
  Expand advertising across 16 cable TV networks
  Increase digital advertising on Hispanic networks - Univision and Telemundo
  Increase radio advertising on Hispanic channels - Spanish Broadcasting System, Univision Radio, and Hispanic TV radio affiliates
  Increase general radio advertising
  Utilize billboards on buses, trains, subways, taxis
  Deploy sign up and activation teams to large events
  Employ flyers, posters, and other print media
  Engage in "Smart City" campaign at 7-11 stores - video screen commercial advertising
  Expand content of VOD library and sport networks
  Leverage Kredit Koncepts JV to add 50,000 new users

 Plan of Operation

As of July 31, 2018, we had a working capital deficiency of $3,968,900 and accumulated deficit of $26,555,278. We had revenues from subscriptions in amounts of $8,470 and $35,921 during the three and nine months ended July 31, 2018, respectively.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any material revenues or profits.

We have four officers and directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

(15)

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. The revenues generated to date was small. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations

Revenues

We had revenues from subscriptions in amount of $8,470 and $35,921 during the three and nine months ended July 31, 2018, respectively, compared to $3,000 in revenues from subscriptions during the comparative three- and nine-month periods in 2017.

Operating Expenses

For the three months ended July 31, 2018, we incurred operating expenses in the amounts of $1,422,508, compared to the operating expenses in the amounts of $3,399,126 during the three months ended July 31, 2017. Our operating expenses were comprised of: (i) consulting services expenses of $258,000 and $3,032,214 for the three months ended July 31, 2018 and 2017, respectively (ii) content expenses of $5,749 for the three months ended July 31, 2018, which was $0 during the comparative period in 2017 (iii) professional fees of $265,500 and $-0- for the three months ended July 31, 2018 and 2017, respectively (iv) general and administrative expenses of $821,204 and $26 for the three months ended July 31, 2018 and 2017, respectively, and (v) wage expenses of $72,055 and $98,096 for the three months ended July 31, 2018 and 2017, respectively.

For the nine months ended July 31, 2018, we incurred operating expenses in the amount of $4,137,658, compared to the operating expenses in the amount of $12,898,247 during the nine months ended July 31, 2017. Our operating expenses were comprised of: (i) consulting services expenses of $409,200 and $3,064,519 for the nine months ended July 31, 2018 and 2017, respectively (ii) content expenses of $59,003 for the nine months ended July 31, 2018, which was $-0- during the comparative period in 2017 (iii) professional fees of $545,297 and $-0- for the nine months ended July 31, 2018 and 2017, respectively (iv) general and administrative expenses of $2,878,253 and $526,354 for the nine months ended July 31, 2018 and 2017, respectively, and (v) wage expenses of $245,905 and $9,307,374 for the nine months ended July 31, 2018 and 2017, respectively.

Net Loss

Our net loss for the three and nine months ended July 31, 2018 was $2,385,583 and $5,521,029, respectively, compared to the net loss of $4,822,960 and $15,448,897 for the three and nine months ended July 31, 2017, respectively. The decrease in net loss in 2018 was the result of the decrease in wages by approximately $7.9 million and above-mentioned costs.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

(16)

Liquidity and Capital Resources

As of July 31, 2018, we had cash of $5,363. Current liabilities exceeded current assets by $3,968,900 at July 31, 2018, which included derivative liabilities of $2,156,148, accrued salaries due to officers of $509,638, net convertible debt of $687,043, related party payable of $68,770, accounts payable and accrued expenses of $413,549, and accrued interest of $139,115. Other long-term assets consisted of capitalized software development costs of $49,322, net of accumulated amortization.

Net cash used in operating activities was $375,569 and $395,100 for the nine months ended July 31, 2018 and 2017, respectively. The net cash used in operations was primarily attributable to net losses of $5,521,029 and $15,448,897 during the nine months ended July 31, 2018 and 2017, respectively, partially offset by amortization of debt discount of $632,886 and $1,052,784, penalties incurred on debt of $48,501 and $120,408, amortization expense of $5,196 and $5,172, common shares issued for services of $2,969,412 and $12,279,796, loss on conversion of debt of $107,098 and $289,313 change in fair value of derivative of $818,014 and $1,145,093 and increase in accounts payable and accrued expenses of $205,101 and $402,491, in such same periods, respectively.

There were no cash flows from investing activities during the nine months ended July 31, 2018 and 2017.

Cash flows provided by financing activities were $378,250 and $435,330 for the nine months ended July 31, 2018 and 2017, respectively. Positive cash flows from financing activities during the nine months ended July 31, 2018 were due primarily to proceeds of $375,550 from convertible notes, which was $321,260 during the same period in 2017. We also had proceeds of $12,700 from related party loan in 2018, which was $102,070 during the same period in 2017, offset by the payment on debt in amount of $10,000 and $-0- during the nine months ended July 31, 2018 and 2017, respectively. During the nine months ended July 31, 2017, the Company issued a total of 14,500,000 shares of restricted common stock for cash proceeds of $12,000.

We had revenues from subscription in amount of $8,470 and $35,921 during the three and nine months ended July 31, 2018, respectively, and have eight salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2018 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of additional stock compensation expense and paid-in capital for all periods in fiscal year 2016. Additional amendments to the recognition of excess tax benefits, accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes is required to be recorded. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

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

Subsequent Events

The Company reviewed material events subsequent to July 31, 2018. None were noted apart from the following:

•	The company issued 111,750,000 shares of common stock on the conversion of principal and interest totaling $20,115 associated with a convertible note payable issued July 8, 2017.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the nine months ended July 31, 2018 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 9, 2018	VIVA ENTERTAINMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(21)