Form 10-Q/A
period 2018-07-31
Viva Entertainment Group Inc.
filed 2018-10-24
CIK 1479000

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

EXPLANATORY NOTE

Viva Entertainment Group, Inc. (the “Company,”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 (the “Form 10-Q”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on October 9, 2018. The purpose of this Amendment is to correct the question “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.”, previously indicating “No” due to an unintentional oversight. Accordingly, this Amendment No. 1 hereby amends and restates the question to indicate “Yes”.

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

Dated: October 24, 2018	VIVA ENTERTAINMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director