Form 10-K
period 2018-10-31
Viva Entertainment Group Inc.
filed 2019-02-28
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2018

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 20, 2019 was $403,400.

As of February 22, 2019, 32,278,463 shares of common stock, $0.00001 par value per share, were outstanding.

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

(4)

During the year ended October 31, 2018, the Company has completed the interface redesign as part of the revenue sharing and service agreement with FlixFling, LLC, allowing subscribers access to the FlixFling catalogue through the VIVA portal. The Company signed a five-year agreement with FlixFling which provides for a share of 20% of sales by the Company of FlixFling subscriptions and 30% from video-on-demand downloads sold through the Company. The agreement also provides for the Company and FlixFling to work together to promote and market the product and also develop an integrated user experience between the two services.

Johnny Falcones, Chief Executive Officer of the Company has spent six months since signing the revenue share agreement with FlixFling in December 2017, working together to develop a seamless and integrated platform so that the Company’s customers can access one of the best streaming services in the industry for the latest movies and music videos on demand.

From the beginning, the Company’s goal has been to create an affordable solution giving our customers access to the broadest possible range of meaningful content. FlixFling’s platform of movies-on-demand combined with music video channels makes the Company one of the best OTT providers on the market. The redesigned app will allow customers to easily access both Company and FlixFling content without having to switch between apps. It is just one more way in which the Company is setting itself apart from the rest of the OTT community.

Philadelphia-based FlixFling offers over 15,000 movies and television shows across all genres in an OTT format. Their unique service gives customers a choice between video-on-demand and monthly subscription services. They are currently the only streaming service to offer both movies and music to customers at one low price and the only service to offer streaming music video channels.

In addition, the Company announces that it has entered into a partnership with Comcast, Communications Management LLC d/b/a Comcast Technologies Solutions Inc. The partnership begins January 2019.

The Company and its Vivalivetv system will begin working on content, logistical and other technology services provided solely by Comcast Communications Management. This partnership will help enhance our subscriber base in order to create more revenue. A joint press release will be available by both parties in early 2019.

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

(5)

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

(6)

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

(7)

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

(8)

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

(9)

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Headquarters and Administration Offices

The Company’s operations are currently being conducted out of the Company’s offices located at 2525 Ponce de Leon Blvd, Suite 300, Coral Gables, Florida 33134. The Company’s office space is being rented for a price of $4,000 per month .  The Company considers the current principal office space to be adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

The Company has been involved in a protracted dispute with one of its creditors regarding the conversion of notes payable, applicable penalties and interest. As a result, the Company is the subject of a lawsuit filed in December 2017 in New York. Management believes that all obligations to the creditor have been met and that additional claims are usurious and unjustified. The Company has recorded a liability of $55,175 in Convertible Notes Payable for the value of the notes the creditor considers outstanding and has recorded an additional $200,000 in accrued expenses to account for the potential exposure in the event either a settlement is reached or the Company loses in litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine Safety and Health Administration Regulations

This section no longer applies since we now operate in the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

(10)

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

Price range of common stock

	High Close	Low Close

Fiscal Year Ended October 31, 2018
1st Quarter	$0.60	$0.45
2nd Quarter	$0.35	$0.25
3rd Quarter	$0.25	$0.15
4th Quarter	$0.08	$0.05

Fiscal Year Ended October 31, 2017
1st Quarter	$0.90	$0.80
2nd Quarter	$2.25	$1.90
3rd Quarter	$0.35	$0.25
4th Quarter	$2.20	$1.45

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

Holders of Common Stock

We have 60 record holders  of our common stock as of February 22, 2019.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

On December 11, 2017, the Company filed an S-8 registration for an employee stock option plan. At present, the registration is active once filed and is currently in use by the Company as an incentive to issue common stock upon exercise of options to employees, directors, officers, consultants, advisors and other persons associated with the Company pursuant to the Stock Plan. Moreover, according to the Stock Plan, common stock may be issued and the beneficiary will have the ability to use his or her shares immediately, without the usual 6-month restriction. The plan was approved by the Board of Directors of the Company and is intended to provide a method whereby the Company may be stimulated by the personal involvement of its employees, directors, officers, consultants, advisors and other persons in the Company’s business and future prosperity, thereby advancing the Company’s interests and all of its shareholders. A copy of the Stock Plan has been filed with the SEC.

Registration Rights

We have not granted registration rights to any shareholders or to any other persons.

(11)

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

(12)

During the year ended October 31, 2018, the Company has completed the interface redesign as part of the revenue sharing and service agreement with FlixFling, LLC, allowing subscribers access to the FlixFling catalogue through the VIVA portal starting at 11am today. The Company signed a five-year agreement with FlixFling which provides for a share of 20% of sales by the Company of FlixFling subscriptions and 30% from video-on-demand downloads sold through the Company. The agreement also provides for the Company and FlixFling to work together to promote and market the product and also develop an integrated user experience between the two services.

Johnny Falcones, Chief Executive Officer of the Company has spent six months since signing the revenue share agreement with FlixFling in December 2017, working together to develop a seamless and integrated platform so that the Company’s customers can access one of the best streaming services in the industry for the latest movies and music videos on demand.

From the beginning, the Company’s goal has been to create an affordable solution giving our customers access to the broadest possible range of meaningful content. FlixFling’s platform of movies-on-demand combined with music video channels makes the Company one of the best OTT providers on the market. The redesigned app will allow customers to easily access both Company and FlixFling content without having to switch between apps. It is just one more way in which the Company is setting itself apart from the rest of the OTT community.

Philadelphia-based FlixFling offers over 15,000 movies and television shows across all genres in an OTT format. Their unique service gives customers a choice between video-on-demand and monthly subscription services. They are currently the only streaming service to offer both movies and music to customers at one low price and the only service to offer streaming music video channels.

In addition, the Company announces that it has entered into a partnership with Comcast, Communications Management LLC d/b/a Comcast Technologies Solutions Inc. The partnership begins January 2019.

The Company and its Vivalivetv system will begin working on content, logistical and other technology services provided solely by Comcast Communications Management. This partnership will help enhance our subscriber base in order to create more revenue. A joint press release will be available by both parties in early 2019.

Plan of Operation

As of October 31, 2018 we had a working capital deficiency of $5,159,012, had small revenues from content subscriptions in amount of $44,001, and have an accumulated deficit of $27,966,725.

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

(13)

Results of Operations

Comparison of the years ended October 31, 2018 and 2017

The following table presents the statement of operations for the year ended October 31, 2018 as compared to the year ended October 31, 2017. The discussion following the table is based on these results.

	Fiscal Year Ended October 31, 2018	Fiscal Year Ended October 31, 2017

Revenues	$44,001	$27,125

Operating Expenses

Consulting services	$473,700	$2,749,414
Content	167,098	356,287
Professional Fees	749,795	53,563
General and administrative	532,992	1,015,518
Wages	2,033,582	9,411,831
Loss from Operations	(3,913,166)	(13,559,488)

Total Other Expense	(3,019,310)	(2,721,282)
Net Loss	$(6,932,476)	$(16,280,770)

Revenues

We had revenues from content subscriptions in amount of $44,001 and $27,125 for the years ended October 31, 2018 and 2017, respectively.

Operating Expenses

For the year ended October 31, 2018, we incurred operating expenses in the amount of $3,957,167, compared to the operating expenses in the amounts of $13,586,613 in 2017. Our operating expenses were comprised of: (i) consulting services expenses of $473,700 and $2,749,414 for the years ended October 31, 2018 and 2017, respectively (ii) content expenses of $167,098 and $356,287 for the years ended October 31, 2018 and 2017, respectively (iii) professional fees of $749,795 and $53,563 for the years ended October 31, 2018 and 2017, respectively (iv) general and administrative expenses of $532,992 and $1,015,518 for the years ended October 31, 2018 and 2017, respectively, and (v) wage expenses of $2,033,582 and $9,411,831 for the years ended October 31, 2018 and 2017, respectively.

Net Loss

Our net loss for the years ended October 31, 2018 and 2017 was $6,932,476 and $16,280,770, respectively. The decrease in net loss was the result of the decrease in consulting expenses, compensation and above mentioned costs. During the year ended October 31, 2018, we also incurred losses of $795,880 on changes of the derivative liability, compared to loss of $403,864 on changes of the derivative liability during the year ended October 31, 2017. In addition, we had interest and derivative expenses of $2,080,233 and loss on settlement of debt in amount of $143,197 during the year ended October 31, 2018, compared to interest and derivative expenses of $1,988,515 and loss on settlement of debt in amount of $328,903 during the year of 2017.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

(14)

Liquidity and Capital Resources

As of October 31, 2018 and 2017, we had cash of $322 and $2,682, respectively. Current liabilities exceeded current assets by $5,159,012 at October 31, 2018, which included derivative liabilities of $2,878,931, accrued salaries due to officers of $535,338, net convertible debt of $931,056, related party payable of $64,270, and accounts payable and accrued expenses of $589,347. Other long term assets consisted of capitalized software development costs of $47,590, net of accumulated amortization.

Net cash used in operating activities was $821,954 and $1,076,925 for the years ended October 31, 2018 and 2017, respectively. The net cash used in operations was principally attributable to net losses of $6,932,476 and $16,280,770 during the years ended October 31, 2018 and 2017, respectively, offset principally by amortization of debt discount of $963,740 and $1,335,747, amortization expense of $6,928 and $6,904, common shares issued for services of $2,975,593 and $12,279,795, derivative expenses of $780,894 and $562,304, and increase in accounts payable by $184,932 and $407,180, loss of settlement of debt of $143,197 and $328,903, in such same periods, respectively.

We did not have cash flows from investing activities during the years ended October 31, 2018 and 2017, respectively.

Cash flows provided by financing activities were $819,594 and $1,079,222 for the years ended October 31, 2018 and 2017, respectively. Positive cash flows from financing activities during the year ended October 31, 2018 were due primarily to proceeds from convertible notes in amount of $851,394. Positive cash flows from financing activities during the year ended October 31, 2017 were due primarily to proceeds from related party payable of $89,100, proceeds from sales of common stock and convertible notes in amount of $12,000 and $1,026,202, respectively.

We have small revenues from subscription in amount of $44,001 for the year ended October 31, 2018, and have four salaried employees  including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2019 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

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

(15)

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

Subsequent Events

Subsequent to October 31, 2018, the Company noted the following material events:

•	16,198,613 shares of common stock were issued on the conversion of notes payable.

•	800,000 shares of common stock were issued for services previously rendered by consultants.

•	A total of five (5) convertible notes payable were issued totaling $161,800. Three of these notes totaling $100,000 bear interest at 12%, are due nine months from date of issuance, and convert at a discount of 40% off the average three lowest trading prices over the preceding ten days prior to conversion. The remaining two notes totaling $61,800 bear interest at 8%, are due twelve months from date of issuance, and convert at a discount of 50% off the average three lowest trading prices over the preceding ten days prior to conversion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

(16)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Viva Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viva Entertainment Group, Inc. (the Company) as of October 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

Houston, TX

February 28, 2019

(17)

VIVA ENTERTAINMENT GROUP INC.
Balance Sheets

	October 31, 2018	October 31, 2017
ASSETS

Current Assets
Cash	$322	$2,682
Total Current Assets	322	2,682

Other Assets
Software, net of amortization of $20,963 and $14,035	47,590	54,518
Total Other Assets	47,590	54,518
Total Assets	$47,912	$57,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$589,347	$413,549
Accrued Interest	160,392	61,520
Accrued Salary and Wages	535,338	439,343
Related Party Payable	64,270	66,070
Convertible Notes Payable, net of discount	931,056	514,402
Derivative Liability	2,878,931	1,463,047
Total Current Liabilities	5,159,334	2,957,931

Stockholders’ Deficit

Common Stock, 41,000,000 shares authorized, par value 0.00001, 15,279,850 and 8,269,580 shares issued and outstanding at October 31, 2018 and October 31, 2017	153	83
Stock Payable	1,808,250	3,079,200
Additional paid-in capital	21,046,900	15,054,235
Accumulated deficit	(27,966,725)	(21,034,249)
Total Stockholders’ Deficit	(5,111,422)	(2,900,731)
Total Liabilities and Stockholders’ Deficit	$47,912	$57,200

The Accompanying Notes are an Integral Part of These Financial Statements

(18)

VIVA ENTERTAINMENT GROUP, INC.
Statements of Operations

	For the Year Ended
	October 31, 2018	October 31, 2017

Revenues
Subscriptions	$44,001	$27,125

Operating Expenses
Consulting Services	473,700	2,749,414
Content	167,098	356,287
Professional Fees	749,795	53,563
General and administrative	532,992	1,015,518
Wages	2,033,582	9,411,831
Total Expenses	3,957,167	13,586,613

Loss from operations	(3,913,166)	(13,559,488)

Other expense
Gain/(Loss) on change in derivative liability	(795,880)	(403,864)
Loss on settlement of debt	(143,197)	(328,903)
Interest and derivative expense	(2,080,233)	(1,988,515)
Total other expense	(3,019,310)	(2,721,282)

Net Loss	(6,932,476)	(16,280,770)

Net Loss Per Common Share – Basic and Diluted	(0.53)	(4.17)

Weighted Average Number of Common Shares Outstanding	13,129,513	3,907,094

The Accompanying Notes are an Integral Part of These Financial Statements

(19)

VIVA ENTERTAINMENT, INC.
Statements of Stockholder's Equity (Deficit)

			Additional
	Shares	Common	Paid-in	Stock	Retained	Total
	Outstanding	Stock	Capital	Payable	Deficit	Equity
Balance as of October 31, 2016	260,333	$3	$2,206,031	$512,400	$(4,753,479)	$(2,035,045)

Shares issued on conversion of debt	7,784,147	78	1,285,608			1,285,686
Shares issued for cash	29,000	—	12,145			12,145
Shares cancelled			(444)			(444)
Settlement of derivative			1,837,899			1,837,899
Shares issued for services	196,100	2	9,712,996	2,566,800		12,279,798
Net loss for year ended October 31, 2017					(16,280,770)	(16,280,770)
Balance as of October 31, 2017	8,269,580	$83	$15,054,235	$3,079,200	$(21,034,249)	$(2,900,731)

Shares issued on conversion of debt	3,698,939	37	654,036			654,073
Loss on debt conversion			143,197			143,197
Settlement of derivative			948,922			948,922
Shares issued for services	3,310,667	33	4,246,510	(1,270,950)		2,975,593
Shares issued due to reverse split	664	—				—
Net loss for year ended October 31, 2018					(6,932,476)	(6,932,476)
Balance as of October 31, 2018	15,279,850	$153	$21,046,900	$1,808,250	$(27,966,725)	$(5,111,422)

The Accompanying Notes are an Integral Part of These Financial Statements

(20)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2018	October 31, 2017
Operating Activities
Net loss	$(6,932,476)	$(16,280,770)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of other assets	6,928	6,904
Amortization of debt discount	963,740	1,335,747
Penalties incurred on debt	—	(120,408)
Loss on Debt Conversion	143,197	328,903
Derivative Expense	780,894	562,304
Change in fair value of derivative liability	795,880	403,864
Shares previously retired	—	(444)
Common stock issued and payable for services	2,975,593	12,279,795
Changes in operating assets and liabilities:
Accrued interest	163,363	—
Accrued payroll	95,995	—
Accounts payable and accrued liabilities	184,932	407,180
Net Cash Used in Operating Activities	(821,954)	(1,076,925)

Financing Activities
Net proceeds from borrowing from related parties	(1,800)	89,100
Proceeds from sale of common stock	—	12,000
Payment on debt	(30,000)	(48,170)
Proceeds from issuance of convertible notes	851,394	1,026,202
Net Cash Used in Operating Activities	819,594	1,079,222

Increase (Decrease) in Cash	(2,360)	2,297
Cash - Beginning of Period	2,682	385
Cash - End of Period	$322	$2,682

Supplemental Disclosure of Cash Flow Information
Derivative issuances	$1,568,926	$1,086,089
Derivative conversions	$948,922	$1,837,899
Debt and interest converted into common stock	$654,073	$1,285,688
Effect of reverse stock split	$41,265
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(21)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of October 31, 2018, the Company has a working capital deficiency of $5,159,012 and has an accumulated deficit of $27,966,725.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

(22)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. There are no cash equivalents as of October 31, 2018 and 2017.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2018 and 2017, there were no dilutive common stock equivalents outstanding due to net loses causing their exclusion.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2018 and 2017 . The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

(23)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2018 and 2017:

October 31, 2018:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$931,056	$—	$—	$931,056
Derivative Liability	2,878,931			2,878,931
Total	$3,809,987	$—	$—	$3,809,987

October 31, 2017:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$514,402	$—	$—	$514,402
Derivative Liability	1,463,047			1,463,047
Total	$1,977,449	$—	$—	$1,977,449

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

Reverse Split

On October 12, 2018, the Company’s shareholders approved a reverse split of the issued and outstanding common stock on a 1:500 basis, which resulted in the cancellation of 7,255,764,887 shares of common stock. Immediately after effectuating the reverse split, there were 14,511,538 shares issued and outstanding. As a result of the reverse split, 644 shares of common stock were issued due to rounding. For comparative purposes, all share amounts reported in the accompanying financial statements have been shown retroactive of the reverse split for all periods presented.

(24)

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

The Company as of October 31, 2018 has net operating loss carryforwards aggregating $5,855,969 (2017: $3,808,831), which expire through 2033. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2018 and 2017:

	2018	2017
Deferred tax assets	$2,049,589	$1,333,091
Valuation allowance for deferred tax assets	(2049,589)	(1,333,091)
Net deferred tax assets	$—	$—

(25)

NOTE 4 – RELATED PARTY TRANSACTIONS

In connection with the acquisition of Viva Entertainment and the resignation of our former officers and directors, the Company received forgiveness of stock payable of $3,390,000 and amounts due to directors of $132,854. These amounts were written off prior to closing and have therefore not been included in the Statement of Equity.

The detail composition of the $535,338 in accrued wages with related parties as of October 31, 2018 includes the following due to officers and directors: Johnny Falcones $186,331 and John Sepulveda $165,226. In addition, $183,781 is owed to Alberto Gomes, a former director, for prior wages. This accrual covered services rendered by the employees for the period from April 2016 through October 31, 2018, less payments made to such employees during the period.

We issued to Edwin Batiz 2,500,000 restricted common shares, upon the execution of a services agreement, as fully paid and non-assessable shares restricted common stock for services rendered under this agreement.

Common Stock Payable includes $1,808,250 and $3,079,200 in stock payable with related parties as of October 31, 2018 and 2017, respectively. This stock payable is due to unissued shares earned on the employment agreements and for services performed during the years ended October 31, 2018, 2017 and 2016.

John Sepulveda, a Company director, funded $10,000 to the Company for working capital during the year ended October 31, 2016. This amount was repaid during the 2017 fiscal year.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of October 31, 2018 and 2017, a balance of $64,270 and $66,070 was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized Software was comprised of the following amounts as of October 31, 2018 and 2017, respectively.

	October 31, 2018	October 31, 2017
Software costs	$68,553	68,553
Accumulate amortization	(20,963)	(14,035)
Total software Costs, net accumulated amortization	$47,590	$54,518

The above-mentioned software was purchased during the year ending October 31, 2016 by way of a series of payments made to a software developer called Axor. The beta stage software is for development of over the top technology, abbreviated as OTT in the industry, to air wireless live television, movies, on demand content and radio. The software application was launched prior to October 31, 2017 and began generating revenues.

The Company had an arrangement with Axor for $4,000 in monthly payments and, at October 31, 2018, $29,850 was due to Axor. No future monthly commitments exist under the month-to-month arrangement.

(26)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the fiscal years ended October 31, 2018 and 2017, the Company issued multiple convertible notes payable to several entities. The notes bear interest at rates between 8% and 15% and are convertible at rates between 40-60% of the lowest trading price of company’s common stock over a period ranging from 5-20 days prior to the date of conversion. All of the outstanding notes are either currently due or become due on or before October 30, 2019. The notes are summarized as follows:

Total convertible notes payable at October 31, 2018	$1,104,591
Less: Current portion of notes payable	(1,104,591)
Long term portion of notes payable	—

The following table summarized the convertible note activity in the years ended October 31, 2018 and 2017:

	Principal Balance	Loan Discount	Accrued interest
October 31, 2016	$975,100	$(607,777)	$43,426
Issued in the year	1,026,202	(1,111,092)	—
Converted into stock or repaid	(1,013,778)	—	(28,765)
Amortization of debt discount	—	1,335,747	—
Interest accrued	—	—	46,589
October 31, 2017	$897,524	$(383,122)	$61,520
Issued in the year	787,515	(754,153)	—
Converted into stock or repaid	(580,448)	—	(73,625)
Amortization of debt discount	—	963,740	—
Accrued interest	—	—	172,497
October 31, 2018	$1,104,591	$(173,535)	$160,392

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

Changes in Derivative Liabilities were as follows:

October 31, 2016	$1,248,689
Issuance of derivative	1,086,089
Conversion into stock or assignment	(1,827,309)
Extinguishment of debt	(10,590)
Change in fair value	966,168
October 31, 2017	1,463,047
Issuance of derivative	1,568,926
Conversion into stock or assignment	(948,922)
Change in fair value	795,880
October 31, 2018	$2,878,931

Interest expense for the years ended October 31, 2018 and 2017 was $184,170 and $46,589, respectively. Accrued interest payable on notes payable was $160,392 and $61,520 for the years ended October 31, 2018 and 2017, respectively.

The Company incurred a loss on the conversion of principal and interest during the years ended October 31, 2018 and 2017 of $143,197 and $328,903, respectively.

(27)

NOTE 7 – GOING CONCERN

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

NOTE 8 - COMMON STOCK

During the year ended October 31, 2017, the Company had the following common stock transactions:

•	A total of 7,784,147 shares (post split) were issued on the conversion of convertible debt and associated interest totaling $1,285,688.

•	29,000 shares (post split) were issued for cash proceeds of $12,000.

•	196,100 (post split) shares were issued for services rendered. Based on the stock price on the date of issuance, the Company recorded compensation an expense of $12,279,798 associated with the shares.

 Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

During the years ended October 31, 2018, the Company had the following common stock transactions:

•	In October 2018, the Company effected a 1:500 reverse split of the common stock, which resulted in the cancellation of 7,255,764,887 shares of common stock and the issuance of 644 shares due to rounding differences.

•	The Company issued a total of 3,698,939 shares of common stock (post split) on the retirement of $654,073 of debt and associated interest.

•	The Company issued 3,310,667 shares of common stock (post split) having a value at issuance of $4,246,510 for services, which included $1,270,950 recorded as stock issuable in the prior year, resulting in a net expense of $2,975,593 for the year ended October 31, 2018.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 9 – LITIGATION

The Company has been involved in a protracted dispute with one of its creditors regarding the conversion of notes payable, applicable penalties and interest. As a result, the Company is the subject of a lawsuit filed in December 2017 in New York. Management believes that all obligations to the creditor have been met and that additional claims are usurious and unjustified. The Company has recorded a liability of $55,175 in Convertible Notes Payable for the value of the notes the creditor considers outstanding and has recorded an additional $200,000 in accrued expenses to account for the potential exposure in the event either a settlement is reached or the Company loses in litigation.

(28)

NOTE 10 – REVENUE RECOGNITION

The Company is a OTT service provider. It provides both pay-per-view and live streaming solutions for customers who subscribe to the services. The Company has engaged a third party, TIKI Live, to process the receipt of customer payments, which are then remitted to the Company in batches. Payments received from customers are deemed earned when received since the service (i.e., access to the OTT content) has been provided at the point of sale. Accordingly, the Company records revenues as proceeds are forwarded from TIKI Live. This same service provider also provides approximately 40% of the Company’s OTT content. During the years ended October 31, 2018 and 2017, 50% and 100% of the Company’s revenues were from TIKI Live; however, as the revenue base expands, this percentage should continue to decrease. The agreement with TIKI Live was executed in 2017 and expires in 2027.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to October 31, 2018, the Company noted the following material events:

•	16,198,613 shares of common stock were issued on the conversion of notes payable.

•	800,000 shares of common stock were issued for services previously rendered by consultants.

•	A total of five (5) convertible notes payable were issued totaling $161,800. Three of these notes totaling $100,000 bear interest at 12%, are due nine months from date of issuance, and convert at a discount of 40% off the average three lowest trading prices over the preceding ten days prior to conversion. The remaining two notes totaling $61,800 bear interest at 8%, are due twelve months from date of issuance, and convert at a discount of 50% off the average three lowest trading prices over the preceding ten days prior to conversion.

(29)

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

As of October 31, 2018, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

(30)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, and assessed the effectiveness of our internal control over financial reporting as of October 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework).  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of October 31, 2018, our controls over the control environment were not effective. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedure. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2018, our controls over financial statement disclosure were not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this deficiency constitutes a material weakness.

3.	The Company has no formal control processes related to the identification and approval of related party transactions. No formal policy for the approval, identification and authorization of related party transactions currently exists.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2018, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2018 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

(31)

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

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions

Johnny Falcones	48	President, Chief Executive Officer, and Director
Anthony Hernandez	48	Director
Michael Nagle	54	Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. The persons named above are the company’s only officers, directors, promoters and control persons.  Below is the business experience of each above listed individual during at least the last five years:

Background Information about Our Officers and Directors

Johnny Falcones, 48, President, Chief Executive Officer, and Director. Mr. Falcones has championed numerous challenges, while developing a business. One of them is the careers of Marc Anthony from its beginnings until 2001. Mr. Anthony was made to be a b r and of its own . Right after Mr. Falcones developed a record label with Universal Music and Video Distribution and turned it in to a multi-million dollar label. It was five years ago when his business savvy became apparent when a friend, Mr. Alberto Gomez, and himself worked on a technology that promised to enhance the way people watch live television and entertain themselves in society today. Twenty-five years ago, Falcones was a kid from Brooklyn, who moon- lighted as a DJ while attending LaGuardia College in New York. Falcones quickly became the musical authority of NY's Latin House music scene of 90’s. It was one night at the Palladium nightclub, where he had a chance encounter with legendary music impresario Ralph Mercado, who recruited him to RMM Records. Together they globalized the Latin record industry, converting starry-eyed local vocalist Marc Anthony & India from buzz act, to icons. Within months, the budding apprentice was globe-trotting with Superstars, Celia Cruz & Tito Puente. Under Falcones’ management, these stars collected a bevy of international awards & were immortalized via ‘Hollywood Walk of Fame’ slots.

Mr. Falcones received a degree in Business from La Guardia College, New York, New York in 1991.

Michael Nagle , 53, Director has spent more than 25 years in the media business working for SONY/Columbia Records, The Box Music Network, Bloomberg LP, Playboy, FlixFling and NatureVision TV. He is Chairman & CEO of Ashling Digital, Inc. With Ashling, Michael represents Veronica Pin Up NY (with whom he co-created and co-Produced the docu-series “PINNED”), Malone Vision and LAGO Subscriptions. In 2016, Michael was named President of GetCast, the comprehensive platform for media subscription, casting professionals and actors.

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

Mr. Anthony Hernandez , 45, Director, is a seasoned executive with a specialized emphasis in Spanish Language efforts. Currently serves as CEO for Oi2, which he Co-founded and built into the largest Spanish language radio network in the U.S. Oi2's current footprint spans throughout the digital space and across territorial broadcast and digital media presence in 33 countries via a network of 1,700+ radio station affiliations and digital distribution on mobile and satellite media platforms including iHeart Radio, TuneIn, SiriusXM Satellite Radio and more.

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

(32)

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

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of the forms we have received and representations that no other reports were required, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year ended October 31, 2018 except as stated below.

Conflicts of Interest

None.

(33)

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during 2018, 2017 and 2016 through the date of this filing.

 Summary Compensation Table

							Long-Term Compensation Payouts
		Annual Compensation

Names Executive Officer and Principal		Salary	Bonus		Other Annual Compensation	Under Options/ SARs Granted	Awards Securities Restricted Shares or Restricted Share/Units	LTIP Payouts	Other Annual Compensation
Position	Year	(US$)	(US$)		(US$)	(#)	(US$)	(US$)	(US$)

Johnny Falcones President, Chief Executive Officer, Director	2018	$150,000	15%	PPQ [1]	0	0	0	0	0
	2017	$150,000	15%	PPQ	0	0	0	0	0
	2016	$150,000	15%	PPQ	0	0	58,000,000	0	0

Anthony Hernandez Director	2018	0	0		0	0	0	0	0
	2017	0	0		0	0	0	0	0
	2016	0	0		0	0	1,000,000	0

Michael Nagle Director	2018	0	0		0	0	0	0	0
	2017	0	0		0	0	0	0	0
	2016	0	0		0	0	1,000,000	0	0

John Sepulveda VP Latin America	2018	$120,000	0		0	0	500,000	0	0
	2017	$120,000	0		0	0	500,000	0	0
	2016	$120,000	0		0	0	1,000,000	0	0

[1] PPQ: “PPQ” means Profit Per Quarter for both 2016-2018

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning equity awards as of our fiscal year end, October 31, 2018, held by our named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION 2016-2018

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony Hernandez	0	1,000,000	0	0	0	0	1,000,000
Michael Nagle	0	1,000,000	0	0	0	0	1,000,000
Johnny Falcones	$150,000.00	58,000,000	0	0	0	15% PPQ [2]	58,000,000

  [2] PPQ: “PPQ means Profit Per Quarter for 2016-2018

(34)

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

On April 15, 2016, we entered into an Employment Agreement with Johnny Falcones as its Chairman and CEO. This agreement is for a period of five years, unless terminated earlier as contractually provided. Upon the execution of the Agreement, Mr. Falcones was due 58,000,000 shares of common stock. Additionally, we will compensate Mr. Falcones for services to be rendered by him at the per annum rate of One Hundred Fifty Thousand dollars and 00/100 ($150,000) (the "Base Compensation"), payable in accordance with our customary payroll practices. In addition to his Base Compensation, Mr. Falcones shall also receive a quarterly bonus in the amount of Fifteen Percent (15%) of Company profits made quarterly. Mr. Falcones is also in control of 75 million preferred shares with special voting rights. ( See Supra)

On April 20, 2016, we entered into an employment agreement with Alberto Gomez. For each of the twelve-month periods during the five-year employment period, commencing with the twelve-month period beginning on the commencement date (each such period, an "Employment Year"), we will compensate Mr. Gomez for services to be rendered by him at the per annum rate of One hundred Twenty dollars and 00/100 ($120,000) (the "Base Compensation"), payable in accordance with our customary payroll practices. The Base Compensation may be increased as and whenever determined in the sole discretion of the Board. Mr. Gomez shall be entitled to health insurance during his employment with us.

Year 2: 2,500,000 restricted common shares

Year 3: 2,500,000 restricted common shares

Year 4: 2,500,000 restricted common shares

Year 5: 2,500,000 restricted common shares

(35)

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

Stock Incentive Plan

On December 11, 2017, the Company filed an S-8 registration for an employee stock option plan. At present, the registration is active once filed and is currently in use by the Company as an incentive to issue common stock upon exercise of options to employees, directors, officers, consultants, advisors and other persons associated with the Company pursuant to the Stock Plan. Moreover, according to the Stock Plan, common stock may be issued and the beneficiary will have the ability to use his or her shares immediately, without the usual 6-month restriction. The plan was approved by the Board of Directors of the Company and is intended to provide a method whereby the Company may be stimulated by the personal involvement of its employees, directors, officers, consultants, advisors and other persons in the Company’s business and future prosperity, thereby advancing the Company’s interests and all of its shareholders. A copy of the Stock Plan has been filed with the SEC.

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

(36)

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

Common Stock

Name of Beneficial Owner	No. of Shares	Number of Securities Underlying Options That Are Unexercised	Percentage of Ownership Before Offering (1)(2)

Anthony Hernandez(4)	2,000	0	—%
Johnny Falcones(5)	403,259	0	1.3%
John Sepulveda(6)	44,000	0	0.1%
Michael Nagle(7)	2,000	0	—%
All Officers and Directors as a Group	451,259	0	1.4%

(1)	All ownership is beneficial and of record, unless indicated otherwise based on shares outstanding as of the date of this filing.
(2)	Based on 32,278,463 shares issued and outstanding.
(4)	Mr. Hernandez is a member of the Board of Directors
(5)	Mr. Falcones is the current Chief Executive Officer and a Director as well.
(6)	Mr. Sepulveda oversees the Latin America Division.
(7)	Mr. Nagle is a member of the Board of Directors.

Preferred Stock

As noted Supra , the Company’s authorized capital stock consists of 75,000,000 shares of preferred stock, par value $0.0001 per share. The voting powers and preferences, the relative rights of each such series and the qualifications, limitations and restrictions of each series has been established by the Board of Directors. Our directors may issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of the preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in transactions such as mergers or tender offers if these transactions are not favored by our management. As of the date of this prospectus, we have issued 75,000,000 shares of preferred stock that remain in the custody and control of Mr. Falcones. Those shares of preferred stock allow Mr. Falcones to have special or super voting rights where 1 share of preferred stock is equal to 100 votes of common stock shares. Moreover, the preferred shares allow Mr. Falcones to appoint officers and directors without shareholder approval. The preferred shares cannot be converted into common stock.

(37)

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

The detail composition of the $535,338 in accrued wages with related parties as of October 31, 2018 includes the following due to officers and directors: Johnny Falcones $186,331 and John Sepulveda $165,226. In addition, $183,781 is owed to Alberto Gomes, a former director, for prior wages. This accrual covered services rendered by the employees for the period from April, 2016 through October 31, 2018 less payments made to such employees during the period.

We issued to Edwin Batiz 2,500,000 restricted common shares, upon the execution of a services agreement, as fully paid and non-assessable shares restricted common stock for services rendered under this agreement.

Common Stock Payable includes $1,808,250 and $3,079,200 in stock payable with related parties as of October 31, 2018 and 2017, respectively. This stock payable is due to unissued shares earned on the employment agreements and for services performed during the years ended October 31, 2018, 2017 and 2016.

John Sepulveda, a Company director, funded $10,000 to the Company for working capital during the year ended October 31, 2016. This amount was repaid during the 2017 fiscal year.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of October 31, 2018 and 2017, a balance of $64,270 and $66,070 was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended October 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended October 31, 2018	Year Ended October 31, 2017
Accounting Fees	$59,497	$26,000
Legal	$690,298	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$749,795	$26,000

(38)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Description
3.1	(1)	Articles of Incorporation
3.2	(2)	Amendment to Articles of Incorporation
3.3	(6)	Amendment to the Certificate of Incorporation
3.3	(1)	Bylaws
10.1	(2)	Stock Purchase Agreement, dated December 17, 2012, by and among Black River Petroleum Corp. (f/k/a Farmacia Corporation), Irina Cudina and Alexander Stanbury.
10.2	(3)	Lease Agreement by and between Black River Petroleum Corp. (f/k/a American Copper Corp.) and Regus Group, dated December 13, 2012.
10.3	(4)	Mineral Property Acquisition Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.4	(4)	Mineral Property Transfer Agreement, dated March 25, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), US Copper Investments, Ltd, and Ruza
10.5	(5)	Investment Agreement, dated July 3, 2013, by and among Black Rive Petroleum Cor. (f/k/a American Copper Corp.), and US Copper Investments, Ltd.
10.6	(6)	Purchase and Sale Agreement, dated October 17, 2013, by and among Black River Petroleum Corp. (f/k/a American Copper Corp.) and American Land and Exploration Company.
10.7	(7)	Employment Agreement, dated December 1, 2013, by and among Black River Petroleum Corp. and Alexander Stanbury
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **		XBRL Instance Document
101.SCH**		XBRL Taxonomy Schema
101.CAL**		XBRL Taxonomy Calculation Linkbase
101.DEF**		XBRL Taxonomy Definition Linkbase
101.LAB**		XBRL Taxonomy Label Linkbase
101.PRE**		XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2009.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2012.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2013.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013.

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

(39)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of February, 2019.

VIVA ENTERTAINMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized, Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities  and on the dates indicated .

Signature	Title	Date

/s/ Johnny Falcones	President, Chief Executive Officer,
Johnny Falcones	Chief Financial Officer, and Director	February 28, 2019

(40)