Form 10-Q
period 2019-01-31
Viva Entertainment Group Inc.
filed 2019-04-29
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Yes ☐ No ☒

As of April 26, 2019, 36,119,691  shares of common stock, $0.00001 par value per share, were outstanding.

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

January 31, 2019

(1)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets

	January 31, 2019	October 31, 2018
ASSETS

Current Assets
Cash	$—	$322
Other Receivable	5,000	—
Total Current Assets	5,000	322

Other Assets
Software, net of amortization of $22,695 and $20,963	45,858	47,590
Total Other Assets	45,858	47,590
Total Assets	$50,858	$47,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$590,237	$589,347
Accrued Interest	168,668	160,392
Accrued Salary and Wages	535,188	535,338
Related Party Payable	31,270	64,270
Convertible Notes Payable, net of discount	934,275	931,056
Derivative Liability	1,738,103	2,878,931
Total Current Liabilities	3,997,741	5,159,334

Stockholders’ Deficit

Common Stock, 41,000,000 shares authorized, par value 0.00001, 26,737,366 and 15,279,850 shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively	267	153
Stock Payable	1,808,250	1,808,250
Additional paid-in capital	22,149,235	21,046,900
Accumulated deficit	(27,904,635)	(27,966,725)
Total Stockholders’ Deficit	(3,946,883)	(5,111,422)
Total Liabilities and Stockholders’ Deficit	$50,858	$47,912

The Accompanying Notes are an Integral Part of These Financial Statements

(2)

VIVA ENTERTAINMENT GROUP, INC.
Condensed Statements of Operations

	For the Three Months Ended
	January 31, 2019	January 31, 2018

Revenues:
Subscriptions	$10,780	$13,101

Operating Expenses:
Consulting Services	118,680	72,800
Content	90,179	32,148
Professional Fees	24,000	259,346
General and administrative	202,061	734,162
Wages	69,000	102,365
Total Expenses	503,920	1,200,761

Loss from operations	(493,140)	(1,187,660)

Other expense
Gain/(Loss) on change in derivative liability	1,387,797	(195,850)
Gain/(Loss) on settlement of debt	(101,164)	(33,763)
Interest and derivative expense	(731,403)	(163,319)
Total other expense	555,230	(392,932)

Net Income/(Loss)	62,090	(1,580,592)

Net Income/(Loss) Per Common Share – Basic	0.00	(0.13)

Weighted Average Number of Common Shares Outstanding	23,961,654	9,660,722

Net Income/(Loss) Per Common Share – Diluted	0.00	(0.13)

Weighted Average Number of Common Shares Outstanding	97,168,279	9,660,722

The Accompanying Notes are an Integral Part of These Financial Statements

(3)

VIVA ENTERTAINMENT, INC.
Statements of Stockholder's Equity

			Additional
	Shares	Common	Paid-in	Stock	Retained	Total
	Outstanding	Stock	Capital	Payable	Deficit	Equity
Balance as of October 31, 2017	8,269,580	$83	$15,054,235	$3,079,200	$(21,034,249)	$(2,900,731)

Shares issued on conversion of debt	3,698,939	37	654,036	—	—	654,073
Loss on debt conversion	—	—	143,197	—	—	143,197
Settlement of derivative	—	—	948,922	—	—	948,922
Shares issued for services	3,310,667	33	4,246,510	(1,270,950)	—	2,975,593
Shares issued due to reverse split	664	—	—	—	—	—
Net loss for year ended October 31, 2018	—	—	—	—	(6,932,476)	(6,932,476)
Balance as of October 31, 2018	15,279,850	$153	$21,046,900	$1,808,250	$(27,966,725)	$(5,111,422)
Shares issued on conversion of debt	9,157,516	92	162,130	—	—	162,222
Loss on debt conversion	—	—	101,164	—	—	101,164
Settlement of derivative	—	—	412,464	—	—	412,464
Shares issued for services	2,300,000	22	426,577	—	—	426,600
Net income for quarter ended January 31, 2019	—	—	—	—	62,090	62,090
Balance as of January 31, 2019	26,737,366	$267	$22,149,235	$1,808,250	$(27,904,635)	$(3,946,883)

(4)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	January 31, 2019	January 31, 2018
Operating Activities
Net income/(loss)	$62,090	$(1,580,592)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
Amortization of other assets	1,732	1,732
Amortization of debt discount	164,398	281,766
Penalties incurred on debt	—	5,165
Loss on Debt Conversion	101,164	33,763
Derivative Expense	476,885	—
Change in fair value of derivative liability	(1,387,797)	328,940
Common stock issued and payable for services	426,600	666,167
Changes in operating assets and liabilities:
Accrued interest	8,276	30,107
Accounts payable and accrued liabilities	(6,870)	(24,095)
Net Cash Used in Operating Activities	(153,522)	(257,047)

Investing Activities
Cash paid for note receivable	(5,000)	—
Net Cash Used Investing Activities	(5,000)	—

Financing Activities
Net payments on borrowing from related parties	(33,000)	—
Proceeds from issuance of convertible notes	191,200	312,400
Net Cash Used in Operating Activities	158,200	312,400

Increase (Decrease) in Cash	(322)	55,353
Cash - Beginning of Period	322	2,682
Cash - End of Period	$—	$58,035

Supplemental Disclosure of Cash Flow Information
Derivative issuances	$659,433	$312,400
Derivative conversions	$412,464	$589,572
Debt and interest converted into common stock	$162,222	$360,092

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

(5)

  VIVA ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

As of and For the Three Months Ended January 31, 2019 and 2018

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of January 31, 2019, the Company has a working capital deficiency and has an accumulated deficit of $27,904,635.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

(6)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2018.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2019 and October 31, 2018. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

(7)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2019 and October 31, 2017:

January 31, 2019:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$934,275	$—	$—	$934,275
Derivative Liability	1,738,103			1,738,103
Total	$2,672,378	$—	$—	$2,672,378

October 31, 2018:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$931,056	$—	$—	$931,056
Derivative Liability	2,878,931			2,878,931
Total	$3,809,987	$—	$—	$3,809,987

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

Cash and Cash Equivalents

For purposes of the Condensed Financial Statements, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of January 31, 2019, and October 31, 2018, the Company had no cash equivalents.

Revenue Recognition

Effective November 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of service contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three months ended January 31, 2019 or on prior periods.

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

(8)

NOTE 3 – RELATED PARTY TRANSACTIONS

The detail composition of the $535,188 in accrued wages with related parties as of January 31, 2018 includes the following due to officers and directors: Johnny Falcones $167,563 and John Sepulveda $183,844. In addition, $183,781 is owed to Alberto Gomes, a former director, for prior wages. This accrual covered services rendered by the employees for the period from April 2016 through January 31, 2019, less payments made to such employees during the period.

Common Stock Payable for all periods presented consists of $1,808,250 in stock payable with related parties due to unissued shares earned on the employment agreements and for services performed during the years ended October 31, 2018, 2017 and 2016.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of January 31, 2019 and October 31, 2018, a balance of $31,270 and $64,270, respectively, was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

NOTE 4 – OTHER RECEIVABLES

Other receivable consists of a short-term working capital advance to an unrelated third-party customer of the Company to assist with their product development. The advance is not interest bearing and is due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During prior years and through the three months ended January 31, 2019, the Company issued multiple convertible notes payable to several entities. The notes bear interest at rates between 8% and 15% and are convertible at rates between 40-60% of the lowest trading price of company’s common stock over a period ranging from 5-20 days prior to the date of conversion. All of the outstanding notes are either currently due or become due on or before January 31, 2020. The notes are summarized as follows:

Total convertible notes payable at January 31, 2019	$1,199,655
Less: Current portion of notes payable	(1,199,655)
Long term portion of notes payable	—

The following table summarized the convertible note activity in the three months ended January 31, 2019 and the year ended October 31, 2018:

	Principal Balance	Loan Discount	Accrued Interest
October 31, 2017	$897,524	$(383,122)	$61,520
Issued in the year	787,515	(754,153)	—
Converted into stock or repaid	(580,448)	—	(73,625)
Amortization of debt discount	—	963,740	—
Interest accrued	—	—	172,497
October 31, 2018	$1,104,591	$(173,535)	$160,392
Issued in the quarter	261,200	(254,511)	—
Converted into stock or repaid	(166,136)	—	(60,865)
Amortization of debt discount	—	162,666	—
Accrued interest	—	—	69,141
January 31, 2019	$1,199,655	$(265,380)	$168,668

(9)

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

Changes in Derivative Liabilities were as follows:

October 31, 2017	$1,463,047
Issuance of derivative	1,568,926
Conversion into stock or assignment	(948,922)
Change in fair value	795,880)
October 31, 2018	2,878,931
Issuance of derivative	659,433
Conversion into stock or assignment	(412,464)
Change in fair value	(1,387,797)
January 31, 2019	$1,738,103

Interest expense for the three months ended January 31, 2019 and 2018 was $69,141 and $30,109 on the above notes payable, respectively. Accrued interest payable on notes payable was $168,668 and $160,392 and $61, as of January 31, 2019 and ended October 31, 2018, respectively.

The Company incurred a loss on the conversion of principal and interest during the three months ended January 31, 2019 and 2018 of $101,164 and $33,763, respectively.

NOTE 6 – COMMON STOCK

During the year ended October 31, 2018, the Company had the following common stock transactions:

•	In October 2018, the Company effected a 1:500 reverse split of the common stock, which resulted in the cancellation of 7,255,764,887 shares of common stock and the issuance of 644 shares due to rounding differences.

•	The Company issued a total of 3,698,939 shares of common stock (post split) on the retirement of $654,073 of debt and associated interest.

•	The Company issued 3,310,667 shares of common stock (post split) having a value at issuance of $4,246,510 for services, which included $1,270,950 recorded as stock issuable in the prior year, resulting in a net expense of $2,975,593 for the year ended October 31, 2018.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

During the three months ended January 31, 2019, the Company had the following common stock transactions:

•	9,157,516 shares of common stock were issued on the conversion of notes payable and associated interest having a value of $162,222. This resulted in a loss on conversion of debt and accrued interest of $101,464.

•	2,300,000 shares of common stock were issued for services previously rendered by consultants having a value of $426,600.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933 except for 800,000 shares issued for consulting services, which were issued pursuant to an S-8 registration.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to January 31, 2019, the Company noted the following material events:

•	9,382,325 shares of common stock were issued on the conversion of notes payable associated interest.

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

A Content Delivery Network (CDN) is an interconnected system of computers on the Internet that provides Web content rapidly to numerous users by duplicating the content on multiple servers and directing the content to users based on proximity. CDNs are used by Internet Service Providers (ISPs) to deliver static or dynamic Web pages but the technology is especially well suited to streaming audio, video, and Internet Television (IPTV) programming Over-The-Top (OTT) content, describes broadband delivery of video and audio without a multiple system operator being involved in the control or distribution of the content itself. Consumers can access OTT content through internet-connected devices such as PCs, laptops, tablets, smart phones including iPhones and Droid phones, set-top boxes, Smart TVs and gaming consoles.

(11)

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

(12)

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

(13)

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

(14)

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

(15)

Plan of Operation

As of January 31, 2019, we had a working capital deficiency of $3,992,741 and accumulated deficit of $27,904,635. We had revenues from subscription in amount of $10,780 and $13,101 during the three months ended January 31, 2019 and 2018, respectively.

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

Results of Operations

Revenues

We had revenues from subscription in amount of $10,780 and $13,101 during the three months ended January 31, 2019 and 2018, respectively.

Effective November 1, 2018, the Company adopted ASC 606- Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of service contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligations are satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605- Revenue Recognition. Under 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of services has been rendered to the customer or delivery occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three months ended January 31, 2019 or on prior periods.

Operating Expenses

For the three months ended January 31, 2019, we incurred operating expenses in the amounts of $503,920, compared to the operating expenses in the amounts of $1,200,761 during the three months ended January 31, 2018. Our operating expenses were comprised of: (i) consulting services expenses of $118,680 and $72,800 for the three months ended January 31, 2019 and 2018, respectively (ii) content expenses of $90,179 and $32,148 for the three months ended January 31, 2019 and 2018, respectively (iii) professional fees of $24,000 and $259,346 for the three months ended January 31, 2019 and 2018, respectively (iv) general and administrative expenses of $202,061 and $734,162 for the three months ended January 31, 2019 and 2018, respectively, and (v) wage expenses of $69,000 and $102,365 for the three months ended January 31, 2019 and 2018, respectively. The decrease in the three months ended January 31, 2019 was due primarily to the decrease in professional fee by $235,346, general and administrative expenses by $532,101 and wages by $33,365.

Other Income and Expense

Other Income and Expense for the three months ended January 31, 2019 included change in derivative liabilities of $1,387,797 compared to ($195,850).  The increase resulted primarily from an increase in the value of the company’s common stock between October 31, 2018 and January 31, 2019.  Also included is a loss on settlement of debt of ($101,164) compared to ($33,763) for the three months ended January 31, 2019 compared to January 31, 2018, respectively. The loss on settlement of debt arises from the recalculation of derivative expense when a convertible debt is paid off, sold, or renegotiated.  Interest and derivative expense for the three months ended January 31, 2019 was ($731,403) compared to ($163,319) for the three months ended January 31, 2018.  Derivative expense includes the amortization of debt discounts recorded on convertible debt in addition to the difference between the derivative liability recorded at issuance and the amount of recorded debt discount.

Net Income/(Loss)

We had net income of $62,090 during the three months ended January 31, 2019, compared to net loss of $1,580,592 during the same period ended January 31, 2018. The net income in current period was due to the decrease in professional fee, general and administrative expense and wages just mentioned above, plus the gain on change in derivative liability of $1,387,797.

(16)

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Liquidity and Capital Resources

As of January 31, 2019, we had no cash on hand. Current liabilities exceeded current assets by $3,992,741 at January 31, 2019, which included derivative liabilities of $1,738,103, accrued salaries due to officers of $535,188, net convertible debt of $934,275, related party payable of $31,270, and accounts payable and accrued expenses of $590,237. Other long-term assets consisted of capitalized software development costs of $45,858, net of accumulated amortization of $22,695.

Net cash used in operating activities was $153,522 and $257,047 for the three months ended January 31, 2019 and 2018, respectively. The net cash used in operations during the three months ended January 31, 2019 was primarily attributable to non-cash gain from changes in derivative liabilities in amount of $1,387,797, offsetting $62,090 net income and other non-cash expense including amortization of debt discount of $164,398, loss on debt conversion of $101,164, derivative expense of $476,885 and common stock issued and payable for services of $426,600. Comparatively, net cash used in operations during the three months ended January 31, 2018 was primarily attributable to net loss of $1,580,592, partially offset by non-cash expense including amortization of debt discount of $281,766, loss on debt conversion of $33,763, changes in derivative liabilities in amount of $328,940 and common stock issued for services of $666,167.

There was $5,000 and $-0- for cash flow used in investing activities during the three months ended January 31, 2019 and 2018, respectively.

Cash flows provided by financing activities were $158,200 and $312,400 for the three months ended January 31, 2019 and 2018, respectively. Positive cash flows from financing activities during the three months ended January 31, 2019 were due primarily to proceeds of $191,200 from convertible notes, offset by the repayment of $33,000 to related parties’ loan. Comparatively, positive cash flows from financing activities during the three months ended January 31, 2018 was solely due to proceeds from convertible notes.

We had revenues from subscription in amount of $10,780 and $13,101 during the three months ended January 31, 2019 and 2018, respectively, and had four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2019 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

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

(18)

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

Subsequent Events

Subsequent to January 31, 2019, the Company noted the following material events:

•	9,382,325 shares of common stock were issued on the conversion of notes payable associated interest.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the three months ended January 31, 2019 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 29, 2019	VIVA ENTERTIANMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(22)