Form 10-Q
period 2019-04-30
Viva Entertainment Group Inc.
filed 2019-07-31
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

Yes ☐ No ☒

As of July 30, 2019, 74,344,597  shares of common stock, $0.00001 par value per share, were outstanding.

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

April 30, 2019

(1)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.
Condensed Balance Sheets
(Unaudited)

	April 30, 2019	October 31, 2018
ASSETS

Current Assets
Cash	$4,307	$322
Other Receivable	5,000	—
Total Current Assets	9,307	322

Other Assets
Software, net of amortization of $24,427 and $20,963	44,126	47,590
Total Other Assets	44,126	47,590
Total Assets	$53,433	$47,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$589,347	$589,347
Accrued Interest	184,320	160,392
Accrued Salary and Wages - Related party	528,818	535,338
Related Party Payable	19,020	64,270
Convertible Notes Payable, net of discount	988,133	931,056
Derivative Liability	5,478,977	2,878,931
Total Current Liabilities	7,788,615	5,159,334

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, par value 0.00001, 44,874,034 and 15,279,850 shares issued and outstanding at April 30, 2019 and October 31, 2018	448	153
Stock Payable	1,808,250	1,808,250
Additional paid-in capital	23,183,365	21,046,900
Accumulated deficit	(32,727,245)	(27,966,725)
Total Stockholders’ Deficit	(7,735,182)	(5,111,422)
Total Liabilities and Stockholders’ Deficit	$53,433	$47,912

The accompanying notes are an integral part of these financial statements.

(2)

VIVA ENTERTAINMENT GROUP, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018	For the Six Months Ended April 30, 2019	For the Six Months Ended April 30, 2018
Revenues
Subscriptions	$5,375	$14,350	$16,155	$27,451

Operating Expenses
Consulting services	—	78,400	118,680	151,200
Professional fees	16,000	20,450	40,000	279,797
Content	56,863	21,106	147,042	53,254
General and administrative	166,618	1,322,887	368,679	2,057,049
Wages	52,250	71,485	121,250	173,850
Total Operating Expenses	291,731	1,514,328	795,651	2,715,150

Loss from operations	(286,356)	(1,499,978)	(779,496)	(2,687,699)

Other expense
Loss on settlement of debt	(85,565)	—	(186,729)	(33,762)
Gain/(Loss) on change in derivative liability	(4,432,173)	147,734	(2,928,863)	(48,116)
Interest and derivative expense	(18,516)	(202,550)	(865,612)	(365,869)
Total other expense	(4,536,254)	(54,816)	(3,981,024)	(447,748)

Net Loss	$(4,822,610)	$(1,554,794)	$(4,760,520)	$(3,135,447)

Net Loss Per Common Share – Basic and Diluted	$(0.13)	$(0.15)	$(0.16)	$(0.30)

Weighted Average Number of Common Shares Outstanding	37,325,486	10,596,053	30,532,774	10,596,053

The accompanying notes are an integral part of these financial statements.

(3)

VIVA ENTERTAINMENT, INC.
Statements of Stockholder's Equity
(Unaudited)

			Additional
	Shares	Common	Paid-in	Stock	Retained	Total
	Outstanding	Stock	Capital	Payable	Deficit	Equity
Balance as of October 31, 2017	8,269,580	$83	$15,054,235	$3,079,200	$(21,034,249)	$(2,900,731)

Shares issued on conversion of debt	3,698,939	37	654,036	—	—	654,073
Loss on debt conversion	—	—	143,197	—	—	143,197
Settlement of derivative	—	—	948,922	—	—	948,922
Shares issued for services	3,310,667	34	4,246,510	$(1,270,950)	—	2,975,593
Shares issued due to reverse split	664	—	—	—	—	—
Net loss for year ended October 31, 2018	—	—	—	—	(6,932,476)	(6,932,476)
Balance as of October 31, 2018	15,279,850	$153	$21,046,900	$1,808,250	$(27,966,725)	$(5,111,422)

Shares issued on conversion of debt	9,157,516	92	162,130	—	—	162,222
Loss on debt conversion	—	—	101,164	—	—	101,164
Settlement of derivative	—	—	412,464	—	—	412,464
Shares issued for services	2,300,000	23	426,577	—	—	426,600
Net income for quarter ended January 31, 2019	—	—	—	—	62,090	62,090
Balance as of January 31, 2019	26,737,366	$267	$22,149,235	$1,808,250	$(27,904,635)	$(3,946,882)

Shares issued on conversion of debt	18,136,668	181	135,466	—	—	135,647
Loss on debt conversion	—	—	85,565	—	—	85,565
Settlement of derivative	—	—	813,099	—	—	813,099
Net loss for quarter ended April 30, 2019	—	—	—	—	(4,822,610)	(4,822,610)
Balance as of April 30, 2019	44,874,034	$448	$23,183,365	$1,808,250	$(32,727,245)	$(7,735,182)

The accompanying notes are an integral part of these financial statements.

(4)

VIVA ENTERTAINMENT GROUP INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	April 30, 2019	April 30, 2018
Operating Activities
Net loss	$(4,760,520)	$(3,135,447)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of other assets	3,464	3,464
Amortization of debt discount	299,623	450,727
Penalties incurred on debt	46,164	5,123
Loss on Debt Conversion	186,729	33,763
Derivative Expense	479,345	—
Change in fair value of derivative liability	(2,928,683)	351,207
Common stock issued and payable for services	426,599	1,888,410
Changes in operating assets and liabilities:
Accrued interest	23,928	23,379
Accrued payroll	(6,520)	23,240
Accounts payable and accrued liabilities	53,740	35,814
Net Cash Used in Operating Activities	(318,765)	(320,320)

Investing Activities
Cash paid for note receivable	(5,000)	—
Net Cash Used in Investing Activities	(5,000)	—

Financing Activities
Net (payments) proceeds on borrowing from related parties	(54,200)	12,700
Payment on debt	—	(2,000)
Proceeds from issuance of convertible notes	381,950	312,400
Net Cash Provided by Financing Activities	327,750	323,100

Increase in Cash	3,985	2,780
Cash - Beginning of Period	322	2,682
Cash - End of Period	$4,307	$5,462

Supplemental Disclosure of Cash Flow Information
Derivative issuances	$896,926	$352,400
Derivative conversions	$1,225,563	$589,571
Debt and interest converted into common stock	$297,869	$360,092

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

(5)

VIVA ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

As of and For the Six Months Ended April 30, 2019 and 2018

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of April 30, 2019, the Company has a working capital deficiency and has an accumulated deficit of $32,727,245.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2019 and 2018, there were no dilutive common stock equivalents outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2019 and October 31, 2018. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2019 and October 31, 2018:

April 30, 2019:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$988,133	$—	$—	$988,133
Derivative Liability	5,478,977			5,478,977
Total	$6,467,110	$—	$—	$6,467,110

October 31, 2018:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$931,056	$—	$—	$931,056
Derivative Liability	2,878,931			2,878,931
Total	$3,809,987	$—	$—	$3,809,987

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

Cash and Cash Equivalents

For purposes of the Condensed Financial Statements, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2019, and October 31, 2018, the Company had no cash equivalents.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three and six months ended April 30, 2019 or on prior periods.

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

(8)

NOTE 3 – RELATED PARTY TRANSACTIONS

The detail composition of the $528,818 in accrued wages with related parties as of April 30, 2019 includes the following due to officers and directors: Johnny Falcones $162,193 and John Sepulveda $182,844. In addition, $183,781 is owed to Alberto Gomes, a former director, for prior wages. This accrual covered services rendered by the employees for the period from April 2016 through April 30, 2019, less payments made to such employees during the period.

Common Stock Payable for all periods presented consists of $1,808,250 in stock payable with related parties due to unissued shares earned on the employment agreements and for services performed during the years ended October 31, 2018, 2017 and 2016.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of April 30, 2019 and October 31, 2018, a balance of $19,020 and $64,270, respectively, was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

NOTE 4 - OTHER RECEIVABLE

Other receivable consists of a short-term working capital advance to an unrelated third-party customer of the Company to assist with their product development. The advance is not interest bearing and is due on demand.

(9)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During prior years and through the six months ended April 30, 2019, the Company issued multiple convertible notes payable to several entities. The notes bear interest at rates between 8% and 15% and are convertible at rates between 40-60% of the lowest trading price of company’s common stock over a period ranging from 5-20 days prior to the date of conversion. All of the outstanding notes are either currently due or become due on or before January 31, 2020. The notes are summarized as follows:

Total convertible notes payable at April 30, 2019	$1,265,224
Less: Current portion of notes payable	(1,265,224)
Long term portion of notes payable	—

The following table summarized the convertible note activity in the six months ended April 30, 2019 and the year ended October 31, 2018:

	Principal Balance	Loan Discount	Accrued interest
October 31, 2017	$897,524	$(383,122)	$61,520
Issued in the year	787,515	(754,153)	—
Converted into stock or repaid	(580,448)	—	(73,625)
Amortization of debt discount	—	963,740	—
Interest accrued	—	—	172,497
October 31, 2018	$1,104,591	$(173,535)	$160,392
Issued in the period	413,712	(403,179)	—
Converted into stock or repaid	(253,079)	—	(44,790)
Amortization of debt discount	—	299,623	—
Accrued interest	—	—	68,718
April 30, 2019	$1,265,224	$(277,091)	$184,320

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

Changes in Derivative Liabilities were as follows:

October 31, 2017	$1,463,047
Issuance of derivative	1,568,926
Conversion into stock or assignment	(948,922)
Change in fair value	795,880
October 31, 2018	2,878,931
Issuance of derivative	896,926
Conversion into stock or assignment	(1,225,563)
Change in fair value	2,928,683
April 30, 2019	$5,478,977

Interest expense for the six months ended April 30, 2019 and 2018 was $108,960 and $59,194, respectively. Interest expense for the three months ended April 30, 2019 and 2018 was $39,819 and $29,085, respectively. Accrued interest payable on convertible debt was $184,320 and $160,392 as of April 30, 2019 and ended October 31, 2018, respectively.

The Company incurred a loss on the conversion of principal and interest during the six months ended April 30, 2019 and 2018 of $186,729 and $33,762, respectively. During the six months ended April 30, 2019, the Company recorded $756,652 in derivative expense.

(10)

 NOTE 6 - COMMON STOCK

During the year ended October 31, 2018, the Company had the following common stock transactions:

•	In October 2018, the Company effected a 1:500 reverse split of the common stock, which resulted in the cancellation of 7,255,764,887 shares of common stock and the issuance of 644 shares due to rounding differences.

•	The Company issued a total of 3,698,939 shares of common stock (post split) on the conversion of $654,073 of debt and associated interest. In addition, the company recorded $143,197 in loss on conversion of debt associated with these transactions, attributable to the difference between the fair value of the shares issued and the amount of debt converted compared to recorded derivative liability.

•	The Company issued 3,310,667 shares of common stock (post split) having a value at issuance of $4,246,510 for services, which included $1,270,950 recorded as stock issuable in the prior year, resulting in a net expense of $2,975,593 for the year ended October 31, 2018. For valuation purposes, the Company used the closing bid price of the Company’s common stock on the date of each service grant.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

During the three months ended January 31, 2019, the Company had the following common stock transactions:

•	9,157,516 shares of common stock were issued on the conversion of $162,222 of notes payable and associated interest. In addition, the company recorded $101,164 in loss on conversion of debt associated with these transactions, attributable to the difference between the fair value of the shares issued and the amount of debt converted compared to recorded derivative liability.

•	2,300,000 shares of common stock were issued for services previously rendered by consultants with a value of $426,600. For valuation purposes, the Company used the closing bid price of the Company’s common stock on the date of each service grant.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933 except for 800,000 shares issued for consulting services, which were issued pursuant to an S-8 registration.

During the three months ended April 30, 2019, the Company had the following common stock transactions:

•	18,136,668 restricted shares were issued on the conversion of $135,647 in debt principal and associated interest. In addition, the company recorded $85,565 in loss on conversion of debt associated with these transactions, attributable to the difference between the fair value of the shares issued and the amount of debt converted compared to recorded derivative liability.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to April 30, 2019, the Company noted the following material events:

•	Between May 6, 2019 and June 18, 2019, a total of 29,470,563 shares of common stock were issued on the conversion of notes payable and associated interest and conversion fees of $245,640.

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

(12)

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

In addition, the Company announces that it has entered into a partnership with Comcast, Communications Management LLC d/b/a Comcast Technologies Solutions Inc. The partnership began January 2019.

The Company and its Vivalivetv system will begin working on content, logistical and other technology services provided solely by Comcast Communications Management. This partnership will help enhance our subscriber base in order to create more revenue. A joint press release will be available by both parties in early 2019.

On June 24, 2019, the Company signed an agreement with Kudu Creative Agency, SAS contracting them to redesign the vivalivetv.com website. The site will consist of new features with new look and feel tailored to the evolving nature of OTT content delivery and services. These changes represent an effort to give new and existing subscribers the ultimate television experience. The new vivalivetv website will specifically facilitate the Company’s interface and coordination with new content and advertising partners who are looking to help not only create revenues but integrate services and provide enhanced visibility to their millions of customers already using their products.

The contract commences immediately with work expected to be complete within six weeks.

(13)

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

The Company 's IPTV solution is based on the best of breed components and solutions from the leading vendors in the IPTV world that have been proven in many wide and varied cases and environments in the past. End-2-End solutions designed by the Company are based on the Open Standards Systems and Standards adopted in the DVB and IP world.

(14)

Distribution

The Company operates three main specific segments of business.  They are the following:  (1) Broadcast and Digital Content Syndication to media distribution affiliated companies; (2) Direct-To-Consumer content subscription and on demand content services; (3) Consumer Electronic Subscription Sales that are company branded and sold to engaged customers on our owned and/or affiliated media platforms to ensure an enhanced audience participation experience.  Each are dependent on some common variables including brand recognition and reinforcement, ability to adequately market our services, and the continued use of available technology tools to enable efficient growth and management of the business.  We operate and derive revenues for the aforementioned areas of businesses mentioned herein as follows:

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

(15)

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

(16)

Plan of Operation

As of April 30, 2019, we had a working capital deficiency of $7,779,308 and accumulated deficit of $32,727,245. We had revenues from subscription in amount of $5,375 and $16,155 for the three and six months ended April 30, 2019, respectively, compared to the revenues of $14,350 and $27,451 during the three and six months ended April 30, 2018, respectively.

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

Results of Operations

Revenues

We had revenues from subscription in amount of $5,375 and $16,155 for the three and six months ended April 30, 2019, respectively, compared to the revenues of $14,350 and $27,451 during the three and six months ended April 30, 2018, respectively.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three and six months ended April 30, 2019 or on prior periods.

Operating Expenses

For the three and six months ended April 30, 2019, we incurred operating expenses in the amounts of $291,731 and $795,651, respectively, compared to the operating expenses in the amounts of $1,514,328 and $2,715,150 during the three and six months ended April 30, 2018, respectively. Our operating expenses were comprised of: (i) consulting services expenses of $0 and $118,680 for the three and six months ended April 30, 2019, respectively (ii) content expenses of $56,863 and $147,042 for the three and six months ended April 30, 2019, respectively (iii) professional fees of $16,000 and $40,000 for the three and six months ended April 30, 2019, respectively (iv) general and administrative expenses of $166,618 and $368,679 for the three and six months ended April 30, 2019, respectively, and (v) wage expenses of $52,250 and $121,250 for the three and six months ended April 30, 2019, respectively. Comparatively, our operating expenses were comprised of: (i) consulting services expenses of $78,400 and $151,200 for the three and six months ended April 30, 2018, respectively (ii) content expenses of $21,106 and $53,254 for the three and six months ended April 30, 2018, respectively (iii) professional fees of $20,450 and $279,797 for the three and six months ended April 30, 2018, respectively (iv) general and administrative expenses of $1,322,887 and $2,057,049 for the three and six months ended April 30, 2018, respectively, and (v) wage expenses of $71,485 and $173,850 for the three and six months ended April 30, 2018, respectively. The decrease in the three and six months ended April 30, 2019 was due primarily to the decrease in general and administrative expenses by $1,156,269 and $1,688,370, respectively. We had common stock issued for services in amount of $1,888,410 during the six months ended April 30, 2018, which was $426,599 during the six months ended April 30, 2019.

(17)

Other Income and Expense

Other Income and Expense for the three and six months ended April 30, 2019 included change in derivative liabilities of $4,432,173 and $2,928,863, respectively, compared to $147,734 and $48,116 during the three and six months ended April 30, 2018, respectively.  The increased loss resulted primarily from an increase in the value of the Company’s common stock between October 31, 2018 and April 30, 2019 and multiple debt issuances.  Also included a loss on settlement of debt in amount of $85,565 and $186,729 during the three and six months ended April 30, 2019, respectively, compared to $0 and $33,762 for the three and six months ended April 30, 2018, respectively. The loss on settlement of debt arises from the recalculation of derivative expense when a convertible debt is paid off, sold, or renegotiated.  Interest and derivative expense for the three and six months ended April 30, 2019 was $18,516 and $865,612, respectively, compared to $202,550 and $365,869 for the three and six months ended April 30, 2018, respectively. Derivative expense includes the amortization of debt discounts recorded on convertible debt in addition to the difference between the derivative liability recorded at issuance and the amount of recorded debt discount.

Net Income/(Loss)

We had net losses of $4,822,610 and $4,760,520 during the three and six months ended April 30, 2019, respectively, compared to net losses of $1,554,794 and $3,135,447 during the same periods ended April 30, 2018, respectively. The increase in net loss in 2019 was due primarily to the loss on change in derivative liability as a result of an increase in the value of the Company’s common stock between October 31, 2018 and April 30, 2019.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Liquidity and Capital Resources

As of April 30, 2019, we had cash of $4,307 on hand. Current liabilities exceeded current assets by $7,779,308 at April 30, 2019, which included derivative liabilities of $5,478,977, accrued salaries due to officers of $528,818, net convertible debt of $988,133, related party payable of $19,020, and accounts payable and accrued expenses of $589,347. Other long-term assets consisted of capitalized software development costs of $68,553, net of accumulated amortization of $24,427.

Net cash provided by operating activities was $318,765 during the six months ended April 30, 2019, compared to net cash used in operating activities of $320,320 during the same period ended April 30, 2018. The net cash provided by operations during the six months ended April 30, 2019 was primarily attributable to net loss of $4,760,520 offset by non-cash loss from changes in derivative liabilities in amount of $2,928,683, and other non-cash expense including amortization of debt discount of $299,623, loss on debt conversion of $186,729, derivative expense of $479,345 and common stock issued and payable for services of $426,599. Comparatively, net cash used in operations during the six months ended April 30, 2018 was primarily attributable to net loss of $3,135,447, partially offset by non-cash expense including amortization of debt discount of $450,727, loss on debt conversion of $33,763, changes in derivative liabilities in amount of $351,207 and common stock issued for services of $1,888,410.

Cash flow used in investing activities was $5,000 during the six months ended April 30, 2019. There was no cash flows from investing activities during the six months ended April 30, 2018.

Cash flows provided by financing activities were $327,750 and $323,100 for the six months ended April 30, 2019 and 2018, respectively. Positive cash flows from financing activities during the six months ended April 30, 2019 were due primarily to proceeds of $381,950 from convertible notes, offset by the repayment of $54,200 to related parties’ loan. Comparatively, positive cash flows from financing activities during the six months ended April 30, 2018 was due to proceeds of $312,400 from convertible notes and proceeds of $12,700 from related parties’ loan.

We had revenues from subscription in amount of $5,375 and $16,155 for the three and six months ended April 30, 2019, respectively, compared to the revenues of $14,350 and $27,451 during the three and six months ended April 30, 2018, respectively, and had four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2019 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

(18)

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

Subsequent Events

Subsequent to April 30, 2019, the Company noted the following material events:

•	Between May 6, 2010 and June 18, 2019, a total of 29,470,563 shares of common stock were issued on the conversion of notes payable and associated interest and conversion fees of $245,640.

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

Changes in Internal Controls Over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the three and six months ended April 30, 2019 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 31, 2019	VIVA ENTERTIANMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director

(22)