Form 10-Q
period 2019-07-31
Viva Entertainment Group Inc.
filed 2019-10-25
CIK 1479000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

COMMISSION FILE NUMBER: 333-163815

VIVA ENTERTAINMENT GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	1311	98-0642409
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification # )

143-41 84th Drive

Briarwood, New York 11435

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 347-681-1668

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of October 17, 2019, 74,344,597 shares of common stock, $0.00001 par value per share, were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered

VIVA ENTERTAINMENT GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

July 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVA ENTERTAINMENT GROUP INC.

Condensed Balance Sheets

(Unaudited)

	July 31, 2019	October 31, 2018
ASSETS

Current Assets
Cash	$13,450	$322
Other Receivable	15,000	—
Total Current Assets	28,450	322

Other Assets
Software, net of amortization of $26,159 and $20,963	42,394	47,590
Total Other Assets	42,394	47,590
Total Assets	$70,844	$47,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	$589,347	$589,347
Accrued Interest	199,526	160,392
Accrued Salary and Wages – Related Party	488,928	535,338
Related Party Payable	-	64,270
Convertible Notes Payable, net of discount – in default	731,899	931,056
Convertible Notes Payable, net of discount – current	390,661	—
Derivative Liability	3,050,601	2,878,931
Total Current Liabilities	5,450,962	5,159,334

Stockholders’ Deficit

Common Stock, 475,000,000 shares authorized, par value 0.00001, 74,344,597 and 15,279,850 shares issued and outstanding at July 31, 2019 and October 31, 2018	743	153
Stock Payable	1,808,250	1,808,250
Additional paid-in capital	24,251,686	21,046,900
Accumulated deficit	(31,440,797)	(27,966,725)
Total Stockholders’ Deficit	(5,380,118)	(5,111,422)
Total Liabilities and Stockholders’ Deficit	$70,844	$47,912

The Accompanying Notes are an Integral Part of These Financial Statements

VIVA ENTERTAINMENT GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Revenues
Subscriptions	$1,020	$8,470	$17,175	35,921
Operating Expenses
Consulting services	8,000	258,000	126,680	409,200
Professional fees	3,750	265,500	43,750	545,297
Content	4,096	5,479	151,138	59,903
General and administrative	423,389	821,204	792,068	2,878,253
Wages	69,945	72,055	191,195	245,905
Total Operating Expenses	509,180	1,422,508	1,304,831	4,137,658

Loss from operations	(508,160)	(1,414,08)	(1,287,656)	(4,101,737)

Other expense
Loss on settlement of debt	(177,241)	(73,336)	(363,970)	(107,098)
Gain/(Loss) on change in derivative liability	2,530,627	(1,129,269)	(398,056)	(1,177,385)
Interest and derivative expense	(558,778)	231,060	(1,424,390)	(134,809)
Total other expense	1,794,608	(971.545)	(2,186,416)	(1,419,292)

Net Income (Loss)	$1,286,448	$(2,385,583)	$(3,474,072)	$(5,521,029)

Basic earnings per share	$0.02	$(0.17)	$(0.08)	(0.43)
Diluted earnings per share	$0.01	$(0.17)	$(0.08)	(0.43)

Weighted average number of shares used in computation of:
Basic earnings per share	66,929,958	14,407,990	42,798,492	12,696,675
Diluted earnings per share	209,494,930	14,407,990	42,798,492	12,696,675

The accompanying notes are an integral part of these financial statements.

VIVA ENTERTAINMENT, INC.

Statements of Stockholder’s Equity

(Unaudited)

	Shares	Common	Additional Paid-in	Stock	Retained	Total
	Outstanding	Stock	Capital	Payable	Deficit	Equity
Balance as of October 31, 2017	8,269,580	$83	$15,054,235	$3,079,200	$(21,034,249)	$(2,900,731)

Shares issued on conversion of debt	3,698,939	37	654,036	—	—	654,073
Loss on debt conversion	—	—	143,197	—	—	143,197
Settlement of derivative	—	—	948,922	—	—	948,922
Shares issued for services	3,310,667	34	4,246,510	$(1,270,950)	—	2,975,593
Shares issued due to reverse split	664	—	—	—	—	—
Net loss for year ended October 31, 2018	—	—	—	—	(6,932,476)	(6,932,476)
Balance as of October 31, 2018	15,279,850	$153	$21,046,900	$1,808,250	$(27,966,725)	$(5,111,422)

Shares issued on conversion of debt	9,157,516	92	162,130	—	—	162,222
Loss on debt conversion	—	—	101,164	—	—	101,164
Settlement of derivative	—	—	412,464	—	—	412,464
Shares issued for services	2,300,000	23	426,576	—	—	426,599
Net income for quarter ended January 31, 2019	—	—	—	—	62,090	62,090
Balance as of January 31, 2019	26,737,366	$267	$22,149,235	$1,808,250	$(27,904,635)	$(3,946,883)

Shares issued on conversion of debt	18,136,668	181	135,466	—	—	135,647
Loss on debt conversion	—	—	85,565	—	—	85,565
Settlement of derivative	—	—	813,099	—	—	813,099
Net loss for quarter ended April 30, 2019	—	—	—	—	(4,822,610)	(4,822,610)
Balance as of April 30, 2019	44,874,034	$448	$23,183,365	$1,808,250	$(32,727,245)	$(7,735,182)

Shares issued on conversion of debt	29,470,563	295	246,346	—	—	246,641
Loss on debt conversion	—	—	177,241	—	—	177,241
Settlement of derivative	—	—	644,734	—	—	644,734
Net income for quarter ended July 31, 2019	—	—	—	—	1,286,448	1,286,448
Balance as of July 31, 2019	74,344,597	$743	$24,251,686	$1,808,250	$(31,440,797)	$(5,380,118)

The accompanying notes are an integral part of these financial statements.

 VIVA ENTERTAINMENT GROUP INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2019	July 31, 2018
Operating Activities
Net income/(loss)	$(3,474,072)	$(5,521,029)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of other assets	5,196	5,196
Amortization of debt discount	641,365	632,886
Penalties incurred on debt	117,329	48,501
Loss on Debt Conversion	363,970	107,098
Derivative Expense	775,348	359,292
Change in fair value of derivative liability	398,056	818,014
Common stock issued and payable for services	426,599	2,969,412
Changes in operating assets and liabilities:
Accrued interest	122,087	—
Accrued salary and wages – related party	(46,410)	84,740
Accounts payable and accrued liabilities	—	120,361
Net Cash Used in Operating Activities	(670,532)	(375,250)

Investing Activities
Cash paid for note receivable	(15,000)	—
Net Cash Used in Investing Activities	(15,000)	—

Financing Activities
Net (proceeds) on/from borrowing from related parties	(64,270)	12,700
Payment on debt	—	(10,000)
Proceeds from issuance of convertible notes	762,930	375,550
Net Cash Used in Financing Activities	698,660	378,250

Increase (Decrease) in Cash	13,128	2,681
Cash - Beginning of Period	322	2,682
Cash - End of Period	$13,450	$5,363

Supplemental Disclosure of Cash Flow Information
Derivative issuances	$1,643,911	$408,560
Derivative conversions	$1,870,297	$892,725
Debt and interest converted into common stock	$544,510	$532,947
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

VIVA ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

As of and For the Nine Months Ended July 31, 2019 and 2018

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of July 31, 2019, the Company has a working capital deficiency and has an accumulated deficit of $31,440,797.  The continuation of Viva Entertainment Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2019 and 2018, there were no dilutive common stock equivalents outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2019 and October 31, 2018. The Company’s financial instruments consist of cash and derivative liabilities.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company’s own data.)

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2019 and October 31, 2018:

July 31, 2019:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable, net of discount	$1,122,560	$-	$-	$1,122,560
Derivative Liability	3,050,601			3,050,601
Total	$4,173,161	$-	$-	$4,173,161

October 31, 2018:

	Level 1	Level2	Level 3	Total
Convertible Notes Payable, net of discount	$931,056	$—	$—	$931,056
Derivative Liability	2,878,931			2,878,931
Total	$3,809,987	$—	$—	$3,809,987

  ’

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

Cash and Cash Equivalents

For purposes of the Condensed Financial Statements, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of July 31, 2019, and October 31, 2018, the Company had no cash equivalents.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three and ninemonths ended July 31, 2019 or on prior periods.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The detail composition of the $488,928 in accrued wages with related parties as of July 31, 2019 includes the following due to officers and directors: Johnny Falcones $22,303 and John Sepulveda $182,844. In addition, $183,781 is owed to Alberto Gomes, a former director, for prior wages. This accrual covered services rendered by the employees for the period from April 2016 through July 31, 2019, less payments made to such employees during the period.

Common Stock Payable for all periods presented consists of $1,808,250 in stock payable with related parties due to unissued shares earned on the employment agreements and for services performed during the years ended October 31, 2018, 2017 and 2016.

The Company periodically receives cash advances from officers and directors or their family members for routine working capital purposes. As of July 31, 2019 and October 31, 2018, a balance of $-0- and $64,270, respectively, was owed to the spouse of the Company’s Chief Executive Officer. The advance is non-interest bearing and payable on demand.

NOTE 4 -- OTHER RECEIVABLE

Other receivable consists of a short-term working capital advance to an unrelated third-party customer of the Company to assist with their product development. The advance is not interest bearing and is due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During prior years and through the nine months ended July 31, 2019, the Company issued multiple convertible notes payable to several entities. The notes bear interest at rates between 8% and 15% and are convertible at rates between 40-60% of the lowest trading price of company’s common stock over a period ranging from 5-20 days prior to the date of conversion. All of the outstanding notes are either currently due or become due on or before July 31, 2020. The notes are summarized as follows:

Total convertible notes payable at July 31, 2019	$1,526,291
Less: Current portion of notes payable	(1,526,291)
Long term portion of notes payable	—

The following table summarized the convertible note activity in the nine months ended July 31, 2019 and the year ended October 31, 2018:

	Principal Balance	Loan Discount	Accrued interest
October 31, 2017	$897,524	$(383,122)	$61,520
Issued in the year	787,515	(754,153)	—
Converted into stock or repaid	(580,448)	—	(73,625)
Amortization of debt discount	—	963,740	—
Interest accrued	—	—	172,497
October 31, 2018	$1,104,591	$(173,535)	$160,392
Issued in the period	883,257	(871,561)	—
Converted into stock or repaid	(461,557)	—	(82,953)
Amortization of debt discount	—	641,365	—
Accrued interest	—	—	122,087
July 31, 2019	$1,526,291	$(403,731)	$199,526

The Company evaluated the terms of the conversion features of its convertible debentures in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined they are indexed to the Company’s common stock and the conversion features meet the definition of a liability, and therefore bifurcated the conversion features and accounted for them as a separate derivative liability.

Changes in Derivative Liabilities were as follows:

October 31, 2017	$1,463,047
Issuance of derivative	1,568,926
Conversion into stock or assignment	(948,922)
Change in fair value	795,880
October 31, 2018	2,878,931
Issuance of derivative	1,643,911
Conversion into stock or assignment	(1,870,297)
Change in fair value	398,056
July 31, 2019	$3,050,601

Interest expense for the nine months ended July 31, 2019 and 2018 was $239,415 and $134,809, respectively. Interest expense for the three months ended July 31, 2019 and 2018 was $130,455 and $75,615, respectively. Accrued interest payable on convertible debt was $199,526 and $160,392 as of July 31, 2019 and October 31, 2018, respectively.

The Company incurred a loss on the conversion of principal and interest during the nine months ended July 31, 2019 and 2018 of $363,970 and $107,098, respectively. During the nine months ended July 31, 2019, the Company recorded $1,184,975 in derivative expense.

NOTE 6 - COMMON STOCK

During the year ended October 31, 2018, the Company had the following common stock transactions:

●	In October 2018, the Company effected a 1:500 reverse split of the common stock, which resulted in the cancellation of 7,255,764,887 shares of common stock and the issuance of 644 shares due to rounding differences.

●	The Company issued a total of 3,698,939 shares of common stock (post split) on the conversion of $654,073 of debt and associated interest. In addition, the company recorded $143,197 in loss on conversion of debt associated with these transactions, attributable to the difference between the fair value of the shares issued and the amount of debt converted compared to recorded derivative liability.

●	The Company issued 3,310,667 shares of common stock (post split) having a value at issuance of $4,246,510 for services, which included $1,270,950 recorded as stock issuable in the prior year, resulting in a net expense of $2,975,593 for the year ended October 31, 2018. For valuation purposes, the Company used the closing bid price of the Company’s common stock on the date of each service grant.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

During the three months ended January 31, 2019, the Company had the following common stock transactions:

●	9,157,516 shares of common stock were issued on the conversion of $162,222 of notes payable and associated interest. In addition, the company recorded $101,164 in loss on conversion of debt associated with these transactions, attributable to the difference between the fair value of the shares issued and the amount of debt converted compared to recorded derivative liability.

●	2,300,000 shares of common stock were issued for services previously rendered by consultants with a value of $426,599.For valuation purposes, the Company used the closing bid price of the Company’s common stock on the date of each service grant.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933 except for 800,000 shares issued for consulting services, which were issued pursuant to an S-8 registration.

During the three months ended April 30, 2019, the Company had the following common stock transactions:

●	18,136,668 restricted shares were issued on the conversion of $135,647 in debt principal and associated interest. In addition, the company recorded $85,565 in loss on conversion of debt associated with these transactions, attributable to the difference between the fair value of the shares issued and the amount of debt converted compared to recorded derivative liability.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

During the three months ended July 31, 2019, the Company had the following common stock transactions:

●	29,470,563 restricted shares were issued on the conversion of $246,641 in debt principal and associated interest. In addition, the company recorded $177,241 in loss on conversion of debt associated with these transactions, attributable to the difference between the fair value of the shares issued and the amount of debt converted compared to recorded derivative liability.

Each of these issuances was made pursuant to an exemption from registration under Rule 144 of the Securities Act of 1933.

NOTE 8 – SUBSEQUENT EVENTS

●	None noted

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

Competitive Edge:

The platform represents the heart of the IPTV ecosystem, enabling service providers to accomplish attractive visual and functional differentiation of their IPTV service. Agile development allows service providers quick response to competitive market conditions. The Company’s main competitive advantages are field proven application platform, platform openness and flexibility, unique bouquet of IPTV converged multimedia services and customizable, responsive and graphics-rich user interface. Pay as you grow approach enables service providers to start slowly and extend the system according to the actual growth of the subscriber base. The platform comes with comprehensive system management module, which enables total control over operational parameters and central customer, device and service provisioning. The Company enables the service provider to manage its video, audio and information assets and to offer these assets within reliable and compelling platform. It offers a rich information support for Live TV service with customizable channel list and e-program guide in various shapes. TV channel recording functionality is available in various flavors to satisfy user’s needs and lifestyle: program recording, Time-shifting, Pause Live TV and Instant TV recording. Middleware is offered as a standalone solution, as the most important building block for the complete end to end IPTV solution, whether in the multicast, DVB or Over the Top environment.

The Company’s IPTV solution is based on the best of breed components and solutions from the leading vendors in the IPTV world that have been proven in many wide and varied cases and environments in the past. End-2-End solutions designed by the Company are based on the Open Standards Systems and Standards adopted in the DVB and IP world.

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

d.     The Companyis currently working with a certain increasing number of “social media influencers” or well-known talents that have been incentivized by the Company to provide them with their own space to feature their branded content on our App.  As such their main task is to drive their social media followers to actively pursue their respective featured content on our App thus aiding in the increase of consumer downloads of the app and active user engagements.

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

Plan of Operation

As of July 31, 2019, the Company has a working capital deficiency of $5,422,512 and accumulated deficit of $31,440,797. We had revenues from subscriptions in the amount of $1,020 and $17,175 for the three and nine months ended July 31, 2019, respectively, compared to the revenues of $8,470 and $35,921 during the three and nine months ended July 31, 2018, respectively.

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

Results of Operations

Revenues

We had revenues from subscription in amount of $1,020 and $17,175 for the three and nine months ended July 31, 2019, respectively, compared to the revenues of $8,470 and $35,921 during the three and nine months ended July 31, 2018, respectively.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three and nine months ended July 31, 2019 or on prior periods.

Operating Expenses

For the three and nine months ended July 31, 2019, we incurred operating expenses in the amounts of $509,180 and $1,304,831, respectively, compared to the operating expenses in the amounts of $1,422,508 and $4,137,658 during the three and nine months ended July 31, 2018, respectively. Our operating expenses were comprised of: (i) consulting services expenses of $8,000 and $126,680 for the three and nine months ended July 31, 2019, respectively (ii) content expenses of $4,096 and $151,138 for the three and nine months ended July 31, 2019, respectively (iii) professional fees of $3,750 and $43,750 for the three and nine months ended July 31, 2019, respectively (iv) general and administrative expenses of $423,389 and $792,068 for the three and nine months ended July 31, 2019, respectively, and (v) wage expenses of $69,945 and $191,195 for the three and nine months ended July 31, 2019, respectively. Comparatively, our operating expenses were comprised of: (i) consulting services expenses of $258,000 and $409,200 for the three and nine months ended July 31, 2018, respectively (ii) content expenses of $5,479 and $59,903 for the three and nine months ended July 31, 2018, respectively (iii) professional fees of $265,500 and $545,297 for the three and nine months ended July 31, 2018, respectively (iv) general and administrative expenses of $821,204 and $2,878,253 for the three and nine months ended July 31, 2018, respectively, and (v) wage expenses of $72,055 and $245,905 for the three and nine months ended July 31, 2018, respectively. The decrease in the three and nine months ended July 31, 2019 was due primarily to the decrease in consulting services by $250,000 and $282,520, respectively, a decrease in professional fees by $261,750 and $501,547, respectively, and general and administrative expenses by $397,815 and $2,086,185, respectively. We had common stock issued for services in the amount of $2,969,412 during the nine months ended July 31, 2018, and $426,599 during the nine months ended July 31, 2019.

Other Income and Expense

Other Income and Expense for the three and nine months ended July 31, 2019 included a change in derivative liabilities of $2,530,627 and $(398,056), respectively, compared to $(1,129,269) and $(1,177,385) during the three and nine months ended July 31, 2018, respectively.  The decrease resulted primarily from a difference in the value of the Company’s common stock between October 31, 2018 and July 31, 2019.  Also included is a loss on settlement of debt in amount of $(177,241) and $(363,970) during the three and nine months ended July 31, 2019, respectively, compared to $(73,336) and $(107,098) for the three and nine months ended July 31, 2018, respectively. The loss on settlement of debt arises from the recalculation of derivative expense when a convertible debt is paid off, sold, or renegotiated.  Interest and derivative expense for the three and nine months ended July 31, 2019 was $(558,778) and $(1,424,390), respectively, compared to $231,060 and $(134,809) for the three and nine months ended July 31, 2018, respectively. Derivative expense includes the difference between the derivative liability recorded at issuance and the amount of recorded debt discount.

Net Income/(Loss)

We had net income of $1,286,448 and a net loss of $(3,474,072) during the three and nine months ended July 31, 2019, respectively, compared to net loss of $(2,385,583) and $(5,521,029) during the same periods ended July 31, 2018, respectively. The decrease in net loss in 2019 was due primarily to the gain on change in derivative liability as a result of an increase in the value of the Company’s common stock between October 31, 2018 and July 31, 2019.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Liquidity and Capital Resources

As of July 31, 2019, we had cash of $13,450 on hand. Current liabilities exceeded current assets by $5,422,512 at July 31, 2019, which included derivative liabilities of $3,050,601, accrued salaries due to officers of $488,928, net convertible debt of $1,122,560, accrued interest of $199,526, and accounts payable and accrued expenses of $589,347. Other long-term assets consisted of capitalized software development costs of $68,553, net of accumulated amortization of $26,159.

Net cash provided by operating activities was $670,532 during the nine months ended July 31, 2019, compared to net cash used in operating activities of $375,250 during the same period ended July 31, 2018. The net gain in cash provided by operations during the nine months ended July 31, 2019 was primarily attributable to the decrease in net loss of $2,700,863 offset by non-cash loss from derivative expense of $766,398, change in derivative liabilities of $398,056, and other non-cash expenses including amortization of debt discount of $641,365, loss on debt conversion of $363,970, common stock issued for services of $426,599. Comparatively, net cash used in operations during the nine months ended July 31, 2018 was primarily attributable to net loss of $5,521,029, partially offset by non-cash expense including amortization of debt discount of $632,886, loss on debt conversion of $107,098, changes in derivative liabilities in amount of $818,014 and common stock issued for services of $2,969,412.

Cash flow used in investing activities was $15,000 during the nine months ended July 31, 2019. There was no cash flows from investing activities during the nine months ended July 31, 2018.

Cash flows provided by financing activities were $698,660 and $378,250 for the nine months ended July 31, 2019 and 2018, respectively. Positive cash flows from financing activities during the nine months ended July 31, 2019 were due primarily to proceeds of $762,930 from convertible notes, offset by the repayment of $64,270 to related parties’ loan. Comparatively, positive cash flows from financing activities during the nine months ended July 31, 2018 was due to proceeds of $375,550 from convertible notes and proceeds of $12,700 from related parties’ loan.

We had revenues from subscriptions in amount of $1,020 and $17,175 for the three and nine months ended July 31, 2019, respectively, compared to the revenues of $8,470 and $35,921 during the three and nine months ended July 31, 2018, respectively, and had four salaried employees including Johnny Falcones, our officer and director. We currently require very limited resources but intend to hire employees and consultants in the latter part of 2019 for the Viva Entertainment operations. In due course, should we require capital for these operations, we will need to raise additional capital. There is no guarantee that we will be able to raise further capital. At present, we have not made any arrangements to raise additional capital but are diligently working on this.

If we need additional capital and cannot raise it, we will either have to suspend operations until we do raise the capital or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Off-Balance Sheet Arrangements

As of the date of this prospectus, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

●	liquidity or market risk support to such entity for such assets;

●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

●	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

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

None noted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 8 of Regulation S-X, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: October 23, 2019	VIVA ENTERTIANMENT GROUP INC.

/s/ Johnny Falcones
Johnny Falcones
President, Chief Executive Officer, Chief
Financial Officer and Director